Form 10-Q
period 2000-03-31
PRECISION PARTNERS INC
filed 2000-05-11
CIK 1086478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000.

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 333-33438



                            PRECISION PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
          Delaware                                       75-2783285
          --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                           5605 N. MacArthur Boulevard
                                    Suite 760
                               Irving, Texas 75038
                    (Address of principal executive offices)

                                 (972) 580-1550


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES      NO X
                                    ---    ---

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 100 as of April 30, 2000.

                           PRECISION PARTNERS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                   Page No.
                                                                                   --------
Part I:  Financial Information

         Item 1.     Financial Statements

                     Consolidated Balance Sheets as of
                     March 31, 2000 (Unaudited) and December 31, 1999                 3

                     Unaudited Consolidated Statements of Operations
                     for the Three Months Ended March 31, 2000 and 1999               4

                     Unaudited Consolidated Statements of Cash Flows for
                     the Three Months Ended March 31, 2000 and 1999                   5

                     Notes to Unaudited Consolidated Financial Statements             6

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              9

         Item 3.     Quantitative and Qualitative Disclosure of Market Risk          21

Part II:  Other Information

         Item 1.     Legal Proceedings                                               22

         Item 2.     Changes in Securities                                           22

         Item 3.     Defaults Upon Senior Securities                                 22

         Item 4.     Submission of Matters to a Vote of Securities Holders           22

         Item 5.     Other Information                                               22

         Item 6.     Exhibits and Reports on Form 8-K                                22


Signature                                                                            23

Exhibit 27   Financial Data Schedule

                          PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements

                            Precision Partners, Inc.
                           Consolidated Balance Sheets

                                                                             March 31,       December 31,
                                                                                2000             1999
                                                                             -----------     -----------
                                                                             (Unaudited)

                                                                                   (in thousands)
     Assets
     Current assets:
        Cash and cash equivalents                                            $       --      $      313
        Trade accounts receivable, less allowance for doubtful accounts
           of $260,838 at March 31, 2000 and December 31, 1999                   26,404          23,613
        Inventories                                                              21,847          18,404
        Current deferred income taxes                                             1,303           1,303
        Other current assets                                                      2,681           1,916
                                                                             -----------     ----------
     Total current assets                                                        52,235          45,549

     Property, plant and equipment, at cost, net                                 69,778          71,057
     Goodwill, net                                                               76,592          77,429
     Non-compete agreement                                                          883             933
     Advance deposits for equipment leases                                        4,400           3,532
     Other assets                                                                 5,865           7,891
                                                                             -----------     ----------
     Total assets                                                            $  209,753      $  206,391
                                                                             ===========     ==========

     Liabilities and stockholders' equity
     Current liabilities:
        Short-term borrowings                                                $   11,900      $   11,200
        Accounts  payable                                                        12,312           7,703
        Accrued expenses                                                          9,683          11,406
        Income taxes payable                                                        907           1,014
        Deferred revenue                                                          4,979           4,700
        Current installments of long term debt                                    2,577           2,611
        Other current liabilities                                                 3,182           3,071
                                                                             -----------     ----------
     Total current liabilities                                                   45,540          41,705

     Long term debt, less current portion                                       120,785         120,737
     Non-current deferred taxes                                                   7,817           7,817

     Stockholders' equity:
        Common stock,  $.01 par value; 100 shares  authorized,  issued and
           outstanding                                                               --              --
        Additional paid-in capital                                                42,050         42,042
        Accumulated deficit                                                       (6,439)        (5,910)
                                                                             -----------     ----------
     Total stockholders' equity                                                   35,611         36,132
                                                                             -----------     ----------
     Total liabilities and stockholders' equity                              $   209,753      $ 206,391
                                                                             ===========     ==========

See accompanying notes

                            Precision Partners, Inc.
                 Unaudited Consolidated Statements of Operations

                                                        Three months ended
                                                             March 31,
                                                  ----------------------------
                                                     2000               1999
                                                  ----------          --------
                                                         (in thousands)
Net sales                                         $  44,887          $ 12,008
Cost of sales                                        33,768             8,572
                                                  ----------         ---------
Gross profit                                         11,119             3,436
Selling, general and administrative expenses          7,534             2,659
                                                  ----------         ---------
Operating income                                      3,585               777
Other income (expense):
   Investment income                                     12                15
   Interest expense                                  (4,092)           (1,428)
   Loss on sale of property and equipment               (10)               --
   Other                                                 30                49
                                                  ----------         ---------
Loss before income taxes                               (475)             (587)
Provision for income taxes                               54                43
                                                  ----------         ---------
Net loss                                          $    (529)         $   (630)
                                                  ==========         =========

See accompanying notes

                            Precision Partners, Inc.
                 Unaudited Consolidated Statements of Cash Flows

                                                               Three months ended
                                                                    March 31,
                                                             ----------------------
                                                              2000           1999
                                                             ---------    ---------
                                                                   (in thousands)
Operating activities
Net loss                                                     $    (529)   $    (630)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation                                               2,941          656
      Amortization                                               1,230        1,020
      Loss on sale of fixed assets                                  10           --
      Changes in operating assets and liabilities, net of
       acquisitions:
        Trade accounts receivable                               (2,791)         492
        Inventories                                             (3,443)      (1,061)
        Other current assets                                      (765)        (175)
        Advance deposit for equipment leases                      (868)          --
        Other long term assets                                   1,976           --
        Accounts payable                                         4,609        2,515
        Accrued expenses                                        (1,723)         395
        Income taxes payable                                      (107)        (309)
        Deferred revenue                                           279           --
        Other current liabilities                                  111            4
                                                             ---------    ---------
Net cash provided by operating activities                          930        2,907

Investing activities
Proceeds from sale of property, plant and equipment                 37           --
Purchase of property, plant and equipment                       (1,641)      (2,772)
Acquisition of subsidiaries, net of cash                          (185)    (100,089)
                                                             ---------    ---------
Net cash used in investing activities                           (1,789)    (102,861)

Financing activities
Proceeds from revolving line of credit                             700           --
Repayment of long-term debt                                        (54)     (23,000)
Proceeds from long-term debt                                        --      123,000
Contribution of capital                                              8       10,000
Payment of debt issue costs                                       (108)      (4,932)
                                                             ---------    ---------
Net cash provided by financing activities                          546      105,068
                                                             ---------    ---------
Net (decrease) increase in cash and cash equivalents              (313)       5,114
Cash and cash equivalents, beginning of period                     313          963
                                                             ---------    ---------
Cash and cash equivalents, end of period                     $      --    $   6,077
                                                             =========    =========

Supplementary information for the statement of cash flows:
Interest payments                                            $   7,094    $     410
Income tax payments                                          $      36    $     272
Non-cash investing and financing activities - purchase of
   computer hardware under financing agreements              $      68    $      --

See accompanying notes

            Notes to the Unaudited Consolidated Financial Statements


1.    Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

      Precision Partners, L.L.C. (LLC) was incorporated on September 9, 1998 for the purpose of acquiring and operating companies in the business of manufacturing and supplying complex precision metal parts, toolings and assemblies for original equipment manufacturers ("OEMS").

      On September 30, 1998, investors contributed approximately $32 million of capital to LLC which was then contributed by LLC to two wholly-owned subsidiaries, Mid State Acquisition Corp. and Galaxy Acquisition Corp., established to acquire on September 30, 1998 all of the outstanding capital stock of Mid State Machine Products ("Mid State") and Galaxy Industries Corporation ("Galaxy") (the "1998 Acquisitions"). The purchase price on this date including transaction expenses was approximately $54,483,000 and was financed by the proceeds of the contributed capital and borrowings under the Company's credit facility. This purchase price does not include fees and expenses of approximately $242,000 related to the transactions that were billed subsequent to the date of purchase. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed in accordance with the purchase method of accounting as follows:

      Current assets                            $12,472,000
      Property, plant and equipment              15,131,000
      Goodwill                                   35,036,000
      Other assets                                1,007,000
      Current liabilities                        (5,553,000)
      Deferred taxes, non-current                (3,610,000)

      In February 1999, Precision Partners, Inc. ("Precision" or "Company") was formed as a wholly-owned subsidiary of Precision Partners Holdings, Inc. (Holdings) which is a wholly-owned subsidiary of LLC. On March 19, 1999 as part of a reorganization, LLC contributed through Holdings to Precision its investments and related equity in Galaxy, Mid State and Precision Partners Management Corporation ("Management Corporation"), which comprised substantially all of the equity of LLC. Simultaneous with this reorganization, Precision issued $100,000,000 of 12% Senior Subordinated Notes (the "Notes") in order to purchase all of the issued and outstanding capital stock of Certified Fabricators, Inc. and its sister company Calbrit Design, Inc. (together, "Certified") and to purchase substantially all of the assets and assume certain liabilities of General Automation, Inc. ("General Automation") and Nationwide Precision Products Corp. ("Nationwide"). Also, on September 1, 1999, Precision purchased all of the issued and outstanding capital stock of Gillette Machine & Tool, Inc. ("Gillette") using existing cash and borrowings under Precision's credit facility. The acquisitions of Certified, General Automation, Nationwide, and Gillette are referred to collectively as the "1999 Acquisitions." Subsequent to this reorganization, capital totaling approximately $42 million had been contributed to LLC by investors; this capital has been contributed through Holdings to Precision.

      The 1999 Acquisitions were financed through the net proceeds of the issuance of the Notes, together with borrowings under our credit facilities, an equity contribution of approximately $10,000,000 and available cash. The total price at date of purchase, including transaction expenses, was approximately $116,388,000. This purchase price does not include fees and expenses of approximately $185,000 related to the transactions that were billed subsequent to the dates of purchase. The purchase price was allocated to estimated fair value of the assets acquired and liabilities assumed in accordance with the purchase method of accounting as follows:

      Current assets                            $27,848,000
      Property, plant and equipment              54,658,000
      Goodwill                                   45,641,000
      Other assets                                  309,000
      Current liabilities                        (6,466,000)
      Deferred taxes, non-current                (5,602,000)

      The excess of the purchase price over the net fair value of the assets acquired was allocated to goodwill, which is being amortized over 20 years.

      Prior to the 1998 Acquisitions, LLC had substantially no operations and prior to the 1999 Acquisitions, Precision had substantially no operations. For financial statement presentation purposes, the reorganization is being accounted for as if it had occurred on September 9, 1998 in a manner similar to a pooling of interests. Therefore, the 1999 operations are shown for Precision and consist of the operations of Mid State and Galaxy for the quarter ended March 31, 1999, and LLC from January 1, 1999 through March 19, 1999. The March 19, 1999 Acquisitions for accounting purposes are assumed to have occurred on March 31 and are not included in first quarter 1999 results. All significant intercompany balances and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      Certain prior period amounts have been reclassified to conform to the current period's presentation.


2.    Inventories and Costs and Estimated Earnings on Uncompleted Contracts

      Inventories consist of the following at:


                                           March 31,          December 31,
                                             2000                1999
                                          -----------       --------------
                                                 (in thousands)

       Raw materials                        $  4,965          $  2,575
       Work in process                        13,469            13,978
       Finished goods                          3,530             2,365
                                          -----------       -----------
                                              21,964            18,918
       Less reserves for obsolescence            117               514
                                          -----------       -----------
                                            $ 21,847          $ 18,404
                                          ===========       ===========

      Information regarding contract costs, estimating earnings and progress billings consisted of the following at:

                                                                             March 31,
                                                                               2000
                                                                          -------------
                                                                          (in thousands)
   Costs incurred on uncompleted contracts                                    $  9,417
   Estimated earnings                                                              619
                                                                            -----------
                                                                                10,036
   Less net progress billings                                                    7,827
                                                                            -----------
   Costs and estimated earnings on uncompleted contracts included in
       work in progress inventory                                             $  2,209
                                                                            ===========

      There were no significant billings in excess of net costs and estimated earnings on uncompleted contracts.


3.    Debt

      Precision maintains a line of credit of $25.0 million, which matures on March 31, 2005, under which it can borrow funds or secure letters of credit at prevailing market rates. As of March 31, 2000, we had outstanding draws on the line of credit totaling $11.9 million (8.54% at March 31, 2000). The revolving line of credit is secured by substantially all accounts receivable and inventory. Advances under the line are available to us based upon 85% of outstanding eligible accounts receivable and 50% of eligible inventories. Associated with the line of credit is a commitment fee of 0.5% per annum payable in arrears on the last day of each quarter. The fee is calculated from the closing date, March 19, 1999, to the date the revolving commitments have been terminated, computed at the commitment fee rate on the actual daily amount of available revolving commitment of such lending during the period. As of March 31, 2000, the Company had approximately $13.1 million of available borrowing capacity under the revolving credit facility.

      Long-term debt consists of the following at:

                                                                                     March 31,        December 31,
                                                                                        2000              1999
                                                                                     -----------     -------------
                                                                                           (In thousands)
Precision Partners, Inc. 12% Senior Subordinated Notes due 2009, interest paid
    semiannually on March 15 and September 15 commencing on September 15, 1999.        $100,000         $100,000

Note payable to a bank, due in quarterly principal installments plus interest at a variable rate (8.6875% as of March 31, 2000), maturing March 31, 2005.
    Quarterly principal installments of $805,000 begin on June 30, 2000, increasing to $920,000 on June 30, 2001, $1,150,000 on June 30, 2002,
    $1,380,000 on June 30, 2003, and $1,495,000 on June 30,2004, secured by all
    assets of Precision Partners and its subsidiaries                                    23,000           23,000

Financial software financing agreement due in twelve quarterly installments of
    $32,471, including interest at 7.8%                                                     238              265

Director and Officer insurance premium financing agreement, due in six quarterly
    installments of $28,997, including interest at 7.15%                                     56               83

Computer hardware financing agreement due in  thirty six monthly installments of
    $2,214, including interest at 10.8%                                                      68               --
                                                                                     -----------     ------------
                                                                                        123,362          123,348
Less current portion                                                                      2,577            2,611
                                                                                     -----------     ------------
                                                                                       $120,785        $ 120,737
                                                                                     ===========     ============

      Pursuant to the terms entered into in conjunction with the March 19, 1999 issuance of the Notes, the interest payable on the Notes increased from 12.00% to 12.50% on September 16, 1999, from 12.50% to 12.75% on December 16, 1999, and from 12.75% to 13.00% on March 16, 2000. This increase in the interest rate is a contractual obligation which has arisen because the Notes were not registered with the SEC within 180 days of their initial issuance. The exchange offer registration statement was filed and became effective on May 5, 2000 and the exchange offer is currently open. We anticipate the exchange offer to close in June at which time the additional interest charges will terminate.

      The company has unamortized deferred costs of $5.1 million related to the Notes and the $23.0 million term loan and credit facility. The costs are being amortized over the life of the related Notes, term loan and credit facility.

      Under the terms of the note payable to the bank, the Company is required to maintain certain leverage, interest coverage, and fixed charge coverage ratios on a consolidated basis. The company was in compliance with all of the restrictive covenants at March 31, 2000.

      The indenture governing the Notes contains covenants that limit our and some of our subsidiaries' ability to incur additional debt, pay dividends on or redeem or repurchase capital stock, enter into transactions with affiliates and transfer or sell assets, among other things.


4.    Litigation

      Precision or its subsidiaries are defendants from time to time in lawsuits and disputes arising in the normal course of business. Management believes that the ultimate outcome of those matters will not have a materially adverse effect on the consolidated financial position, results of operations or cash flows.


5.     Income Taxes

       The first quarter of 2000 and 1999 tax provisions are impacted by permanent differences between pre-tax loss for financial reporting purposes and taxable income resulting primarily from non-deductible goodwill generated by the stock acquisitions.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      We are a leading contract mechanical manufacturing services supplier of complex precision metal parts, tooling and assemblies for original equipment manufacturers. Our broad manufacturing capabilities and highly engineered processes allow us to meet the critical specifications of our customers across a wide range of industries. We have earned "Preferred or "Qualified" supplier status with most of our customers and are predominately the sole-source supplier to our customers of the parts we manufacture.

      Precision Partners, L.L.C. was formed in September 1998 and we were formed in February 1999 for the sole purpose of consummating acquisitions in the business of manufacturing and supplying complex precision metal parts, tooling and assembles for original equipment manufacturers. On September 30, 1998, Precision Partners, L.L.C. acquired all of the outstanding capital stock of Mid State and Galaxy. In March 1999, we underwent a corporate reorganization under which we acquired all of the issued and outstanding capital stock of Mid State and Galaxy. At the same time, we also purchased all of the issued and outstanding capital stock of Certified and Calbrit and we purchased substantially all of the assets and assumed some liabilities of General Automation and Nationwide. The aggregate purchase price including fees and expenses for the March acquisitions was approximately $102.0 million and was financed through the net proceeds from the sale of the outstanding notes, borrowings under our credit facilities, an equity contribution and available cash. In July 1999, we merged Calbrit into Certified and in September 1999 we acquired Gillette. The purchase price for the Gillette acquisition was approximately $14.4 million and was financed using existing cash and borrowings under our revolving credit facility.

      Prior to the acquisitions of Mid State and Galaxy, Precision Partners, L.L.C. had substantially no operations and, prior to the consummation of the reorganization and the acquisitions of Certified, Calbrit, Nationwide and General Automation, we had substantially no operations. For financial statement presentation purposes, and for purposes of the following discussion, the reorganization is accounted for as if it occurred on September 9, 1998 and we are treated as having commenced operations at that time. See Note 1 to our consolidated financial statements.

For this reason, the following management's discussion and analysis relates to the results of operations for the three months ended March 31, 1999 of:

 .     a consolidation of our company for the period from February 9, 1999
      (inception) through March 31, 1999 and Precision Partners, L.L.C. from January 1, 1999 to March 19, 1999. The acquisitions of Certified, Nationwide, and General were treated as if the acquisitions took place on March 31, 1999, therefore, the operations of these companies for the period from the date of acquisition are not included in the 1999 results of operations for the quarter ended March 31, 1999. The amounts are not considered material.

      The Historical Results of Operations discusses the results of operations of Precision and its subsidiaries for the three months ended March 31, 2000 and 1999.


HISTORICAL RESULTS OF OPERATIONS

First Quarter 2000 Compared to First Quarter 1999
-------------------------------------------------

Net Sales

      Net sales increased 273.8% to $44.9 million in the first quarter of 2000 compared to $12.0 million in the same period 1999. The increase is primarily due to the acquisitions of Certified, General, Nationwide, and Gillette in 1999, but also includes significant growth in power generation sales, as well as increases in heavy construction equipment sales.

Gross Profit

      Gross profit increased 223.6% to $11.1 million in the first quarter of 2000 compared to $3.4 million in the same period 1999. The increase is primarily due to the acquisitions of Certified, General, Nationwide, and Gillette in 1999, as well as volume increases in power generation, offset by operational difficulties at Galaxy. Gross margin decreased by 3.8% to 24.8% in the first quarter of 2000 from 28.6% in the comparable period in 1999. This decrease is largely due to a change in product mix, ramp up costs associated with additional power generation volume, and Galaxy operational difficulties.

Selling, General and Administrative Expenses

      Selling, general, and administrative expenses increased 183.3% to $7.5 million in the first quarter of 2000 compared to $2.7 million in the same period 1999. The increase is primarily due to the acquisition of Certified, General, Nationwide, and Gillette in 1999, and additional costs related to sales volume increases.

Operating Income

      As a result of the foregoing, operating income increased to $3.6 million in the first quarter of 2000 from $0.8 million in the same period in 1999.

Income Tax Expense

      The first quarter of 2000 and 1999 tax provisions are impacted by permanent differences between pre-tax loss for financial reporting purposes and taxable income resulting primarily from non-deductible goodwill generated by the stock acquisitions.

Net Loss

      Net loss was ($0.5 million) in the first quarter of 2000, a decrease of 16.0% compared to ($0.6 million) in the same period of 1999 due to the aforementioned reasons and interest expense attributed to $123.0 million of long term debt incurred to fund the Mid State, Galaxy, Certified, General, Nationwide, and Gillette acquisitions.

Depreciation and Amortization

      Depreciation and amortization increased 269.5% to $4.0 million in the first quarter of 2000 compared to $1.1 million in the same period of 1999. The increase is primarily due to depreciation and goodwill amortization from the acquisitions of Certified, General, Nationwide, and Gillette in 1999, including additional depreciation on the step-up in basis of property, plant, and equipment of these acquisitions.


PRO FORMA FINANCIAL INFORMATION

      The unaudited pro forma consolidated statement of operations for the three month period ended March 31, 1999 includes the operations of Mid State and Galaxy for the period and gives effect to the 1999 Acquisitions as if the transactions had occurred on January 1, 1999. For purposes of the unaudited pro forma consolidated statements of operations, the historical financial information of General and Nationwide has been adjusted to eliminate the effect of certain assets not acquired and certain liabilities not assumed in the acquisition by our company, in each case in accordance with the terms of the purchase agreement relating to such acquisition. The unaudited pro forma consolidated financial statements should be read in conjunction with the unaudited historical consolidated financial statements of Precision Partners, including the notes thereto, included elsewhere in this report.

      Management believes that the adjustments necessary to fairly present this pro forma consolidated financial information have been made based on available information and in the opinion of management are reasonable and are described in the accompanying notes. The pro forma consolidated financial information should not be considered indicative of actual results that would have been achieved had the transactions been consummated on the respective dates indicated and do not purport to indicate results of operations as of any future date or for any future period. We cannot assure you that the assumptions used in the preparation of the pro forma consolidated financial information will prove to be correct.

      The following table sets forth our unaudited historical consolidated statement of operations and other information for the three months ended March 31, 2000 and the pro forma statement of operations and other pro forma information for the three months ended March 31, 1999, both in dollars and expressed as a percentage of net sales:


                                         Three months ending
                                              March 31,
                                        ----------------------
                                         2000            1999
                                        --------     ---------
                                            (In thousands)


       Net sales                        $ 44,887     $ 32,353
       Cost of sales (1)                  33,768       24,397
                                        --------     --------
       Gross profit                       11,119        7,956
       % of sales                           24.8%        24.6%
       Selling, general and
          administrative expenses (2)      7,534        5,346
                                        --------     --------
       Operating income                    3,585        2,610
       % of sales                            8.0%         8.1%
       Other income (expense):
          Net interest expense (3)        (4,080)      (4,259)
          Other                               20           92
                                        --------     --------
       Loss before income taxes             (475)      (1,557)
       % of sales                           (1.1%)       (4.8%)
       Provision (benefit) for income
          taxes (4)                           54         (347)
                                        --------     --------
       Net loss                         $   (529)    $ (1,210)
                                        ========     ========
       % of sales                           (1.2%)       (3.7%)

       Pro Forma EBITDA: (5)
       -----------------
       Operating income                 $  3,585     $  2,610
       Depreciation                        2,941        2,856
       Goodwill amortization               1,072        1,025
                                        --------     --------
       Total                             $ 7,598     $  6,491
       % of sales                           16.9%        20.1%

Notes to Pro Forma Financial Information

                                                                                  Three months
                                                                                      ended
                                                                                     March 31,
                                                                                       1999
                                                                                   -----------
                                                                                  (In thousands)
      (1) Cost of sales pro forma adjustments:
          ------------------------------------
      Increased depreciation due to fixed asset step up to
          fair market value                                                              653

      Adjustment for new lease terms of facilities at Nationwide made as part of the purchase, net of  the elimination of
          depreciation expense on a building not acquired                                156

      Adjustment for new lease terms of facilities at General made
          as part of the purchase agreement                                              (24)

                                                                                   -----------
                                                                                         765
                                                                                   -----------

      (2) SG&A pro forma adjustments:
          ---------------------------
      Goodwill amortization related to the acquisitions                                  561

      Adjustments for termination of executive positions held by shareholders and related parties as part of the purchase
          contract of Gillette whose positions will not be replaced                     (265)

      Reduction in shareholders' compensation, bonus, and benefits as a result of employment contracts executed in connection with the
          transactions                                                                  (254)

      Elimination of acquisition related expenses                                       (128)
                                                                                   -----------
                                                                                         (86)
                                                                                   -----------

      (3) Interest expense related to the $100,000,000 Precision Partners, Inc. 12% Senior Subordinated Notes due 2009, the $23,000,000 term loan facility, the $25,000,000 revolving credit facility, and debt issue costs expensed in refinancing.

      (4) Adjustment to record the income tax provision (benefit) on pro forma income before income taxes

      (5) Pro forma EBITDA is defined as operating income plus depreciation and amortization. EBITDA is not a measure of performance under generally accepted accounting principles. While EBITDA should not be used in isolation or as a substitute for net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity, management believes that it may be used by certain investors as supplemental information to evaluate a company's financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the definition of EBITDA used in this report may not be comparable to the definition of EBITDA used by other companies.

Pro Forma Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

Net Sales

      Net sales increased 38.7% to $44.9 million for the three months ended March 31, 2000, compared to $32.4 million for the same period in 1999. During this period sales at Mid State and Galaxy increased 97.4% to $23.7 million from $12.0 million in the prior period, mainly due to increased General Electric and Caterpillar orders. Sales at General and Nationwide for the period ending March 31, 2000 increased 16.0% to $12.4 million from $10.7 million during the comparable period in 1999 due to increased automotive tooling and component business. Gillette sales for the period increased 13.0% to $4.4 million from $3.9 million during the comparable period of 1999 due to increased business machine volume. Sales at Certified for the three month period ending March 31, 2000 decreased 24.0% to $4.4 million from $5.8 million during the comparable period in 1999, due to a decrease in defense and space business.

Gross Profit

      Gross profit for the period ending March 31, 2000 increased 39.8% to $11.1 million from $8.0 million in the comparable period in 1999 primarily due to increased power generation sales. Gross margin increased 0.2% during this period to 24.8% from 24.6% in the comparable period in 1999 as a result of product mix, and absorption of fixed costs from increased sales volumes.

Selling, General and Administrative Expense

      Selling, general and administrative expenses for the period ending March 31, 2000 increased 40.9% to $7.5 million from $5.3 million during the same period in 1999 due to increased salary expense and additional corporate office expense required managing the acquisitions. Selling, general and administrative expenses as a percent of sales for these periods increased to 16.8% in 2000 from 16.5% in 1999.

Operating Income

      As a result of the foregoing, operating income increased 37.4% to $3.6 million from $2.6 million during the comparable period in 1999.

Income Tax Expense

      Income tax expense (benefit) increased to $0.1 million for the three months ended March 31, 2000 from ($0.3 million) in the same period in 1999 due to the increase in taxable income and the impact of permanent differences. The effective tax rate decreased to 11.3% for the three months ended March 31, 1999 from the tax benefit rate of 22.3% in same period of 1999.

Net Loss

      As a result of the foregoing, net loss during the period ending March 31, 2000 decreased 56.3% to ($0.5 million) from ($1.2 million) during the comparable period in 1999.

Depreciation and Amortization

      Depreciation and amortization expense increased $0.1 million in the three months ended March 31, 2000 from the three months ended March 31, 1999 due to capital expenditures between these periods.

Backlog

      Firm backlog for the period ending March 31, 2000 increased 4.3% to $111.1 million from $107.7 million at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal sources of liquidity are available borrowings under our revolving credit facility and cash flow from operations. We expect that our principal uses of liquidity will continue to be working capital, capital expenditures, debt service requirements and permitted acquisitions.

      Our credit facilities consist of a $23.0 million term loan facility and a $25.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit, each maturing on March 31, 2005, unless terminated sooner upon an event of default. As of March 31, 2000, we have total debt of approximately $135.3 million, consisting of our $23.0 million term loan, the outstanding aggregate principal amount of the Notes and $11.9 million of outstanding borrowings under our revolving credit facility. Our ability to borrow under the revolving credit facility is subject to our compliance with the financial covenants described below and a borrowing base based on our eligible accounts receivables and inventory.

      The indenture and our credit facilities impose limitations on our ability to, among other things, incur additional indebtedness (including capital leases), incur liens, pay dividends or make other restricted payments, consummate asset sales, enter into transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. In addition, the credit facilities limit our ability to enter into sale and leaseback transactions and to make capital expenditures. The credit facilities also require that we meet and maintain certain financial ratios and tests, including (i) a minimum interest coverage ratio, EBITDA to interest expense,
(ii) a maximum leverage ratio, total debt to EBITDA, and (iii) a minimum fixed charge coverage ratio, EBITDA to interest expense plus other fixed charges. Our ability to comply with these covenants and to meet and maintain these financial ratios and tests may be affected by events beyond our control, such as those described under "Risks Associated with Precision Partners, Inc."

      As a result of the failure to have an exchange offer registration statement filed by September 15, 1999, to have it declared effective by September 16, 1999 and to complete the exchange offer by October 15, 1999, we are paying additional interest on the outstanding Notes. The amount of additional interest has ranged from 0.5% per annum for the period from September 15, 1999 through December 14, 1999 to 0.75% per annum for the period December 15, 1999 through March 14, 2000. Beginning March 15, 2000, the amount of additional interest increased to 1.0% per annum and will continue at that rate until effectiveness of the registration statement and completion of the exchange offer. The exchange offer registration statement was filed and became effective on May 5, 2000, and the exchange offer is currently open. We anticipate the exchange offer to close in June at which time the additional interest charges will terminate. The additional interest is expected to be nonrecurring with no impact on our continuing operations.

      We have limited amortization requirements under our credit facilities over the next two years. Our other debt service requirements over the next two years consist primarily of interest expense on the Notes. Our short-term cash requirements for our operations are expected to consist mainly of capital expenditures to continue to maintain and expand our manufacturing capabilities and working capital requirements. We currently expect that our capital expenditures will be approximately $10.6 million in 2000, including maintenance capital expenditures of approximately $5.0 million. However, our capital expenditures will be affected by, and may be greater than currently anticipated depending upon the size and nature of new business opportunities. We also expect to enter into approximately $35 million of operating leases in 2000 primarily for new equipment related to our recent contracts with Caterpillar and Dana and increased unit delivery requirements from General Electric.

      The aggregate purchase price including fees and expenses for the acquisitions of Certified, Calbrit, Nationwide and General Automation of $102.0 million does not include potential effects of certain contingent purchase arrangements. A contingent payment may be payable by our parent, Precision Partners Holdings Company, in the form of cash or a note payable-in-kind maturing September 30, 2009, based on one of the companies we acquired in March 1999 achieving specified EBITDA targets in 2000. Payment by Precision Partners Holding Company of this additional contingent payment, assuming the maximum amount is earned, would result in an annual increase in our goodwill amortization of approximately $0.5 million. Additional contingent payments, which were payable by Precision Partners Holding Company, based on this company and another company acquired in March 1999 meeting certain EBITDA targets in 1999 were not earned. In addition, a bonus payment of $3.0 million, based on one of the acquired companies achieving certain 1999 EBITDA targets, to the former stockholder of this company who is now an employee of our company was accrued in December 1999 as compensation expense and was paid in April 2000.

      We plan to continue our acquisition strategy and expect to finance future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. However, the restrictions imposed on us by our long-term debt instruments may affect this strategy. In addition, to fully implement our growth strategy and meet the resulting capital requirements, we may be required to request increases in amounts available under our credit facilities, issue future debt securities or raise additional capital through equity financings. There can be no assurance that any such increase to our credit facilities will be available or, if available, will be on terms satisfactory to us, or that we will be able to successfully complete any future debt or equity financings on satisfactory terms, if at all. As a result, we could be placed at a competitive disadvantage in pursuing acquisitions.

      Based upon current operations and the historical results of our subsidiaries, we believe that our cash flow from operations, together with available borrowings under our new revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, lease payments, and scheduled interest payments over the next 12 months. However, there can be no assurance that we will continue to generate cash flow above current levels or that the acquired companies will repeat their historical performance. In addition, our ability to pay the notes at maturity will depend on the availability of refinancing.


FORWARD-LOOKING STATEMENTS

      Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to trends in revenues, gross profit margin expenses, net income and the adequacy of capital resources, and are therefore prospective. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "project," and "continue" or similar words. You should read statements that contain these words carefully because they:

      .  Discuss our future expectations
      . Contain projections of our future results of operations or of our financial condition
      .  State other "forward-looking" information

      Such forward looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risk factors summarized below.


RISKS ASSOCIATED WITH PRECISION PARTNERS, INC.

We are structured as a holding company and we depend on our subsidiaries in order to service our debt.

      We are now, and continue to be, structured as a holding company. Our only significant asset is the capital stock or other equity interests of our operating subsidiaries. As a holding company, we conduct all of our business through our subsidiaries. Consequently, our cash flow and ability to service our debt obligations, including the exchange notes, are dependent upon the earnings of our operating subsidiaries and the distribution of those earnings to us, or upon loans, advances or other payments made by these subsidiaries to us. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend upon their operating results and will be subject to applicable laws and contractual restrictions contained in the instruments governing their indebtedness, including our credit facilities and the indenture. Although the indenture will limit the ability of these subsidiaries to enter into consensual restrictions on their ability to pay dividends and make other payments to us, these limitations will be subject to a number of significant qualifications. There can be no assurance that the earnings of our operating subsidiaries will be adequate for us to service our debt obligations, including the exchange notes.

The success of our acquisition strategy depends on the availability of suitable acquisition candidates, diversion of management time and risk of undisclosed liabilities.

      A significant aspect of our strategy is to continue to pursue select strategic acquisitions of companies that we believe can benefit from our operations, management and access to capital and enhance our relationships with existing customers or augment our manufacturing capabilities. Our ability to grow by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates and capital, and the restrictions contained in the new credit facilities, the indenture governing the Notes and any future financing arrangements. In addition, growth by acquisition involves risks that could adversely affect our operating results, including the substantial amount of management time that may be diverted from operations in order to pursue and complete such acquisitions, difficulties in managing the additional operations and personnel of acquired companies and the potential loss of key employees of acquired companies. There can be no assurance that we will be able to obtain the capital necessary to pursue our growth strategy or consummate acquisitions on satisfactory terms, if at all. Possible future acquisitions could result in the incurrence of additional debt, costs, contingent liabilities and amortization expenses related to goodwill and other intangible assets, all of which could materially adversely affect our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

      Although we perform a due diligence investigation of each business that we acquire, there may be liabilities of the acquired companies, including Mid State, Galaxy, Certified, General Automation, Nationwide and Gillette, that we fail or are unable to discover during our due diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we generally seek to minimize the impact of these liabilities by obtaining indemnities and warranties from the seller which may be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, amount, or duration, the financial limitations of the indemnitor or warrantor, or other reasons.

Our success depends on our ability to successfully operate our subsidiaries on a combined basis.

      Mid State, Galaxy, Certified, Nationwide, General Automation and Gillette previously operated independently of one another and there can be no assurance that we will be able to effectively manage these six operating companies on a combined basis. In addition, to the extent management time may be diverted to any one or more of the companies, the other operating companies may be adversely affected. A failure by us to operate these businesses profitably or to manage them effectively on a combined basis could have a material adverse effect on our results of operations and financial condition.

The success of our business strategy to realize a number of cross selling opportunities could be affected by a number of factors beyond our control.

      As part of our business strategy, we intend to capitalize on a number of cross-selling opportunities we believe exist as a result the complementary customer bases and manufacturing capabilities of the acquired companies and to implement certain operating improvements. Our ability to implement and realize the benefits of this strategy could be affected by a number of factors beyond our control, such as operating difficulties, increased operating costs, regulatory developments, general economic conditions, increased competition, or the inability to obtain adequate financing for our operations on suitable terms. In addition, after gaining experience with our operations under this strategy, we may decide to alter or discontinue certain aspects of it. Any failure to implement aspects of our strategy may adversely affect our results of operations, financial condition and ability to service debt, including our ability to make principal and interest payments on the Notes.

Our inability to access additional capital could have a negative impact on our growth strategy.

      Our growth strategy will require additional capital investment. Capital will be required for, among other purposes, completing acquisitions, managing acquired companies, acquiring new equipment and maintaining the condition of our existing equipment. We intend to pay for future acquisitions using cash, capital stock, debt financings and/or assumption of indebtedness. However, our ability to make acquisitions and the manner in which they are financed will be limited by the covenants contained in the indenture governing the Notes and our credit facilities. To the extent that cash generated internally and cash available under our credit facilities is not sufficient to fund capital requirements, we will require additional debt and/or equity financing. There can be no assurance, however, such financing will be available or, if available, will be available on terms satisfactory to us. Future debt financings, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund further acquisitions and expansion, and may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing our indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

A loss of key employees and highly skilled workers could adversely affect our business.

      Some of our executive officers are key to our management and direction. Our future success will depend on our ability to retain capable management. To assist with the integration of the operations of our subsidiaries, we have retained the services of key personnel of these companies. The success of our operations may depend, in part, on the successful retention, at least initially, of these key personnel, as well as our ability to attract and retain additional talented personnel. Although we believe we will be able to attract and retain talented personnel and that we could replace key personnel should the need arise, the inability to attract or retain such personnel could have a material adverse effect on our business. In addition, because our products and processes are complex and require a high level of precision, we are generally dependent on an educated and trained workforce. We would be adversely affected by a shortage of skilled employees.

Failure to maintain relationships with our larger customers and failure by our customers to continue to purchase expected quantities due to changes in market conditions could have an adverse effect on our operations.

      Our largest customer, General Electric, accounted for approximately 26.5% of our 1999 net sales and our top ten customers accounted for approximately 67% of our 1999 net sales. The termination by General Electric or any one or more of our other top 10 customers of its relationship with us could have a material adverse effect upon our business, financial condition and results of operations.

      In addition, we have recently been awarded long-term contracts with Caterpillar and Dana. We currently anticipate that we will need to enter into up to approximately $35 million of new operating leases in connection with financing the new equipment necessary to meet the production requirements for these contracts. To the extent we are unable to purchase, integrate and make operational this equipment on a cost-effective or timely basis, or to the extent the costs associated with purchasing, integrating or making operational this equipment are higher than we currently anticipate, our relationship with these customers and our business and results of operations could be negatively impacted.

Our revenues and operating results may be subject to significant fluctuation.

      A significant portion of our revenues is derived from new projects and contracts, the timing of which is subject to a variety of factors beyond our control, including customer budgets and modifications in customer products. We cannot predict the degree to which, on a consolidated basis, these trends will continue. A portion of our operating expenses are relatively fixed. Because we typically do not enter into long-term contracts or have volume commitments with our customers, we must anticipate the future volume of orders based upon the historic purchasing patterns of our customers and upon discussions with our customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on our business, financial condition or results of operations. Additionally, we may periodically incur cost increases due to hiring and training of new employees in anticipation of future growth. The size, timing and integration of possible future acquisitions may also cause substantial fluctuations in operating results from quarter to quarter. As a result, operating results for any fiscal quarter may not be indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.

Significant competition for precision part manufacturing outsourced by original equipment manufacturers may affect our ability to succeed.

      We operate in an industry which is highly fragmented and competitive. A variety of suppliers with different subsets of our manufacturing capabilities compete to supply the stringent demands of large original equipment manufacturers. In addition, our customers are continually seeking to consolidate their business among one or more "Preferred" or "Qualified" suppliers. If any customer becomes dissatisfied with our prices, quality or timeliness of delivery, among other things, it could award future business or, in an extreme case, move existing business to our competitors. We cannot assure you that our products will continue to compete successfully with the products of our competitors, including original equipment manufacturers themselves, many of which are significantly larger and have greater financial and other resources than we do.

The cyclical nature of the industries we currently serve could have a material adverse effect on our company.

      A majority of our revenues are derived from customers which are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, such as the construction, aerospace and automotive industries. General economic or industry specific downturns could have a material adverse effect on our company and our business, results of operations and financial condition.

Our business could be adversely affected if we are unable to obtain raw materials and components from our suppliers on favorable terms.

      Generally, our major raw materials consist of traditional materials such as steel, aluminum, iron, copper, magnesium and bronze, as well as exotic and difficult to machine materials such as titanium, inconel, invar and hastelloy. A majority of our raw materials are supplied by our customers on consignment. Raw materials not supplied by our customers are purchased from several suppliers. Although all of these materials have been available in adequate quantities to meet our production demands, we can give you no assurance that such materials will be available in adequate quantities in the future. We do not presently anticipate any raw material shortages which would significantly affect production. However, the lead times between the placement of orders for certain raw materials and actual delivery to us may vary significantly and we may from time to time be required to order raw materials in quantities and at prices less than optimal to compensate for the variability of lead times of delivery. Because we maintain a relatively small inventory of raw materials and component parts, our business could be adversely affected if we are unable to obtain these raw materials and components from our suppliers on favorable terms.

Our business could be adversely affected to the extent the U.S. government terminated or modified a contract with us or one of our customers.

      We are generally not a direct party to any contracts with the U.S. Government. However, a portion of our sales are to customers who use the parts, assemblies or tooling we supply to them to fill orders under U.S. government contracts to which they are a party. U.S. government contracts have significant inherent risks, including:

      . the ability of the U.S. government to terminate a contract for convenience, in which case the other party could be limited to receiving only costs already incurred or committed;

      . modification of U.S. government contracts due to lack of Congressional funding or changes in such funds; and

      . an extensive and complex regulatory structure, which could subject the other party to contract termination, civil and criminal penalties and in some cases, suspension or disbarment from future U.S. government contracts.

      To the extent the U.S. government terminates or modifies a contract with one of our customers, we could be adversely affected if the affected customer reduced its purchases from us as a result. In addition, in the few instances where we are a direct party to a U.S. government contract, the inherent risks described above, as well as risks associated with the competitive bidding atmosphere under which U.S. government contracts are awarded and unreimbursed cost overruns in fixed-price contracts, could have a material adverse effect on our results of operations and financial condition.

Our equipment, facilities and operations are subject to numerous environmental and other government regulations which may become more stringent in the future and may result in increased liability and increased capital expenditures.

      Our equipment, facilities and operations are subject to increasingly complex and stringent federal, state and local laws and regulations pertaining to protection of human health and the environment. These include, among other things, the discharge of contaminants into the environment and the handling and disposition of wastes (including industrial, solid and hazardous wastes). In addition, we are required to obtain and maintain regulatory approvals in the United States in connection with our operations. Many environmental laws and regulations provide for substantial fines and criminal sanctions for violations. It is difficult to predict the future development of such laws and regulations or their impact on future earnings and operations, but we anticipate that these laws and regulations will continue to require increased capital expenditures because environmental standards will become more stringent. We cannot assure you that material costs or liabilities will not be incurred.

      Certain environmental laws provide for strict, joint and several liability for investigation and remediation of spills and other releases of hazardous materials. These laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Persons who "arrange", as defined under these laws, for the disposal or treatment of hazardous materials also may be liable for the costs of investigation, removal or remediation of such materials at the disposal or treatment site, regardless of whether the affected site is owned or operated by them. Such liability is strict, and may be joint and several.

      Because we own and operate a number of facilities, and because we arrange for the disposal of hazardous materials at many disposal sites, we may incur costs for investigation, removal and remediation, as well as capital costs associated with compliance with environmental laws and regulations. Although such environmental costs have not been material in the past and are not expected to be material in the future, changes in environmental laws and regulations or unexpected investigations and clean-up costs could have a material adverse effect on our business, financial condition or results of operations.

      On the basis of historical financial information, recent operating history and other factors, we believe that the subsidiary guarantees are being incurred for proper purposes and in good faith and that each subsidiary guarantor, after giving effect to its guarantee of the notes, will not be insolvent, will not have unreasonably small capital for the business in which it is engaged and will not have incurred debts beyond its ability to pay such debts as they mature. There can be no assurance, however, as to what standard a court would apply in making such determinations or that a court would agree with our conclusions in this regard.

INFLATION

      We do not believe that inflation has had a significant impact on our cost of operations.

YEAR 2000

      We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our on-going business as a result of the "Year 2000 issue". However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues may occur with billing, payroll, or financial closings at month, quarter, or year end. We believe that such problems are likely to be minor and correctable. In addition, we could still be negatively impacted if our customers or suppliers are adversely affected by the Year 2000 or similar issues. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers and suppliers.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

      Our term loan facility provides for interest to be charged at either the Eurodollar rate or a base rate determined in accordance with the credit agreement. Based on our current level of borrowings from our term loan facility, a 1.0% change in interest rate would result in a $0.2 million annual change in interest expense. Our revolving line of credit provides for interest to be charged at either the Eurodollar rate or a base rate determined in accordance with the credit agreement. Based on our current level of outstanding revolving line of credit, a 1.0% change in interest rate would result in a $0.1 million annual change in interest expense. The remainder of our debt is at fixed interest rates that are not subject to changes in interest rates. We do not own nor are we obligated for other significant debt or equity securities that would be affected by fluctuations in market risk.

                          PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

Not applicable.

Item 2:  Changes in Securities and Use of Proceeds

Not applicable.

Item 3:  Defaults Upon Senior Securities

Not applicable.

Item 4:  Submission of Matters to a Vote of Security Holders

(a) through (d)   Not applicable.

Item 5:  Other Information

Subsequent to the end of the quarter ended March 31,2000, the resignations of Dr. James Ashton, Chairman and Chief Executive Officer of Precision Partners, Inc., Mr. Ronald Miller, Chief Financial Officer of Precision Partners, Inc., and Mr. Melvin Johnson, Vice-President of Operations of Precision Partners, Inc., were accepted by the Board of Directors of Precision Partners, Inc. as tendered. The executives have agreed to continue their leadership roles until a successor team has been named and a transition strategy has been executed.

Item 6:  Exhibits and Reports on Form 8-K

We were not required to file any reports on Form 8-K during the first quarter due to the status of our Registration Statement.

                           PRECISION PARTNERS, INC.

                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              PRECISION PARTNERS, INC.


Dated:  May 11, 2000                          By:  /s/ Ron Miller
                                                   -------------------------
                                                   Ron Miller
                                                   Chief Financial Officer