Form 10-Q
period 2000-06-30
PRECISION PARTNERS INC
filed 2000-08-14
CIK 1086478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000.

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-33438



                            PRECISION PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

----------------------------------------  -------------------------------------
          DELAWARE                                       75-2783285
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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 100 as of July 31, 2000.

                            PRECISION PARTNERS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                       PAGE NO.

PART I:  FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Consolidated Balance Sheets as of                        3
                     June 30, 2000 (Unaudited) and December 31, 1999

                     Unaudited Consolidated Statements of Operations for the 4 Three Months and Six Months Ended June 30, 2000 and 1999

                     Unaudited Consolidated Statements of Cash Flows for
                     the Six Months Ended June 30, 2000 and 1999              5

                     Notes to Unaudited Consolidated Financial Statements     6

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      9

         Item 3.     Quantitative and Qualitative Disclosure of Market Risk  22

PART II:  OTHER INFORMATION

         Item 1.     Legal Proceedings                                       24

         Item 2.     Changes in Securities                                   24

         Item 3.     Defaults Upon Senior Securities                         24

         Item 4.     Submission of Matters to a Vote of Securities Holders   24

         Item 5.     Other Information                                       24

         Item 6.     Exhibits and Reports on Form 8-K                        24


SIGNATURE                                                                    25


                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            Precision Partners, Inc.
                           Consolidated Balance Sheets


                                                                              June 30,       December 31,
                                                                                2000             1999
                                                                             -----------     --------------
                                                                             (Unaudited)

                                                                                      (IN THOUSANDS)
     ASSETS
     Current assets:
        Cash and cash equivalents                                               $   ---         $   313
         Trade accounts receivable, less allowance for doubtful accounts
           of $261 at June 30, 2000 and December 31, 1999                           25,642          23,613
         Inventories                                                                19,080          18,404
         Current deferred income taxes                                               1,303           1,303
         Other current assets                                                        1,586           1,916
                                                                                 -----------     -----------
     Total current assets                                                           47,611          45,549

     Property, plant and equipment, at cost, net                                    67,778          71,057
     Goodwill, net                                                                  75,596          77,429
     Non-compete agreement                                                             833             933
     Advance deposits for equipment leases                                           2,353           3,532
     Other assets                                                                    5,774           7,891
                                                                                 -----------     -----------
     Total assets                                                               $  199,945      $  206,391
                                                                                 ===========     ===========

     LIABILITIES AND STOCKHOLDER'S EQUITY
     Current liabilities:
        Short-term borrowings                                                      $ 6,450        $ 11,200
        Accounts  payable                                                            9,878           7,703
        Accrued expenses                                                            16,571          11,406
        Income taxes payable                                                           ---           1,014
        Deferred revenue                                                             2,162           4,700
        Current installments of long term debt                                       3,498           2,611
        Other current liabilities                                                      773           3,071
                                                                                  -----------     -----------
     Total current liabilities                                                      39,332          41,705

     Long term debt, less current portion                                          119,002         120,737
     Non-current deferred taxes                                                      7,817           7,817

     Stockholder's equity:
         Common stock,  $.01 par value; 100 shares  authorized,  issued and
         outstanding                                                                   ---             ---
         Additional paid-in capital                                                 42,048          42,042
         Accumulated deficit                                                        (8,254)         (5,910)
                                                                                 ---------       ---------
     Total stockholder's equity                                                     33,794          36,132
                                                                                 =========       =========
     Total liabilities and stockholder's equity                                  $ 199,945       $ 206,391
                                                                                 =========       =========

SEE ACCOMPANYING NOTES


                            Precision Partners, Inc.
                 Unaudited Consolidated Statements of Operations


                                                               Three months ended                Six months ended
                                                                    June 30,                         June 30,
                                                            --------------------------      ---------------------------
                                                               2000           1999             2000            1999
                                                            -----------    -----------      ------------    -----------
                                                                                  (IN THOUSANDS)

Net sales                                                     $ 43,188       $ 33,922          $ 88,075       $ 45,930
Cost of sales                                                   34,077         24,499            67,845         33,071
                                                              ---------      ---------         ---------      ---------
Gross profit                                                     9,111          9,423            20,230         12,859
Selling, general and administrative expenses                     7,439          5,396            14,973          8,056
                                                              ---------      ---------         ---------      ---------
Operating income                                                 1,672          4,027             5,257          4,803
Other income (expense):
   Interest income                                                  11            105                23            120
   Interest expense                                             (4,245)        (3,574)           (8,337)        (5,001)
   Other                                                           (71)           (43)              (51)             6
                                                              ---------      ---------         ---------      ---------
Income before income taxes                                      (2,633)           515            (3,108)           (72)
Provision (benefit) for income taxes                              (818)           251              (764)           295
                                                              ---------      ---------         ---------      ---------
Net (loss) income                                             $ (1,815)      $    264          $ (2,344)      $   (367)
                                                              =========      =========         =========      =========


SEE ACCOMPANYING NOTES


                            Precision Partners, Inc.
                 Unaudited Consolidated Statements of Cash Flows

                                                                             Six months ended
                                                                                 June 30,
                                                                       -----------------------------
                                                                           2000           1999
                                                                       -------------  -------------
                                                                              (IN THOUSANDS)
           OPERATING ACTIVITIES
           Net loss                                                      $ (2,344)       $    (367)

           Adjustments to reconcile net loss to net cash
           provided by operating activities:
                 Depreciation                                               5,904            3,109
                 Amortization                                               2,579            2,091
                 Loss on sale of fixed assets                                 ---              ---
                 Changes in operating assets and liabilities, net of
                 acquisitions:
                   Trade accounts receivable                               (2,029)          (1,979)
                   Inventories                                               (676)          (1,492)
                   Other current assets                                       330             (447)
                   Advance deposit for equipment leases                     1,179              ---
                   Other assets                                             2,591              121
                   Accounts payable                                         2,175            2,632
                   Accrued expenses                                         5,165            4,195
                   Income taxes payable                                    (1,014)            (180)
                   Deferred revenue                                        (2,538)             (15)
                   Other current liabilities                               (2,298)             (17)
            Net cash provided by operating activities                    ---------        ---------
                                                                            9,024            7,651

           INVESTING ACTIVITIES
           Proceeds from sale of property, plant and equipment                212              ---
           Purchase of property, plant and equipment                       (2,769)          (6,636)
           Acquisition of subsidiaries, net of cash                          (206)         (96,392)
           Net cash used in investing activities                         ---------        ---------
                                                                           (2,763)        (103,028)

           FINANCING ACTIVITIES
           Proceeds from revolving line of credit                          28,050              ---
           Repayment of revolving line of credit                          (32,800)             ---
           Repayment of long-term debt                                       (916)         (23,145)
           Proceeds from long-term debt                                       ---          123,000
           Contribution of capital                                              6           10,035
           Payment of debt issue costs                                       (914)          (5,411)
                                                                         ---------        ---------
           Net cash (used in) provided by financing activities             (6,574)         104,479
                                                                         ---------        ---------
           Net (decrease) increase in cash and cash equivalents              (313)           9,102
           Cash and cash equivalents, beginning of period                     313              963
                                                                         =========        =========
           Cash and cash equivalents, end of period                       $   ---        $  10,065
                                                                         =========        =========

           SUPPLEMENTARY INFORMATION FOR THE STATEMENT OF CASH FLOWS:
           Interest payments                                              $ 7,449        $     834
           Income tax payments                                            $   298        $     272
           Non-cash investing and financing activities - purchase of
               computer hardware/software under financing agreements      $    68        $     344
           Non-cash Director and Officer insurance premium financing
               activities                                                 $   ---        $     164


SEE ACCOMPANYING NOTES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      Precision Partners, L.L.C. ("LLC") was incorporated on September 9, 1998 for the purpose of acquiring and operating companies in the business of manufacturing and supplying complex precision metal parts, toolings and assemblies for original equipment manufacturers ("OEMS").

      On September 30, 1998, investors contributed approximately $32 million of capital to LLC which was then contributed by LLC to two wholly-owned subsidiaries, Mid State Acquisition Corp. and Galaxy Acquisition Corp., which were established to acquire all of the outstanding capital stock of Mid State Machine Products ("Mid State") and Galaxy Industries Corporation ("Galaxy") on September 30, 1998 (Mid State and Galaxy, collectively the "1998 Acquisitions"). The purchase price, including transaction expenses, was approximately $54,725,000 and was financed by the proceeds of the contributed capital and borrowings under LLC's credit facilities. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed in accordance with the purchase method of accounting as follows:

      Current assets                                    $12,370,000
      Property, plant and equipment                      14,854,000
      Goodwill                                           36,553,000
      Other assets                                          526,000
      Current liabilities                                (5,458,000)
      Deferred taxes, non-current                        (4,120,000)

      In February 1999, Precision Partners, Inc. ("Precision" or "Company") was formed as a wholly-owned subsidiary of Precision Partners Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of LLC. On March 19, 1999, as part of a reorganization, LLC contributed to Precision, through Holdings, its investments and related assets in Galaxy, Mid State and Precision Partners Management Corporation ("Management Corporation"), which comprised substantially all of the assets of LLC. Simultaneous with this reorganization, Precision issued $100,000,000 of 12% Senior Subordinated Notes (the "Notes") in order to purchase all of the issued and outstanding capital stock of Certified Fabricators, Inc. and its sister company Calbrit Design, Inc. (together, "Certified") and to purchase substantially all of the assets and assume certain liabilities of General Automation, Inc. ("General Automation") and Nationwide Precision Products Corp. ("Nationwide"). Also, on September 1, 1999, Precision purchased all of the issued and outstanding capital stock of Gillette Machine & Tool, Inc. ("Gillette") using existing cash and borrowings under Precision's credit facilities. The acquisitions of Certified, General Automation, Nationwide, and Gillette are referred to collectively as the "1999 Acquisitions." Subsequent to this reorganization, capital totaling approximately $42 million had been contributed to LLC by investors; this capital has been contributed through Holdings to Precision.

      The 1999 Acquisitions were financed through the net proceeds of the issuance of the Notes, together with borrowings under Precision's credit facilities, an equity contribution of approximately $10,000,000 and available cash. The total purchase price, including transaction expenses, was approximately $116,593,000. The purchase price was allocated to estimated fair value of the assets acquired and liabilities assumed in accordance with the purchase method of accounting as follows:

      Current assets                                    $27,852,000
      Property, plant and equipment                      54,658,000
      Goodwill                                           45,842,000
      Other assets                                          309,000
      Current liabilities                                (6,466,000)
      Deferred taxes, non-current                        (5,602,000)

      The excess of the purchase price over the net fair value of the assets acquired was allocated to goodwill, which is being amortized over 20 years.

      Prior to the 1998 Acquisitions, LLC had substantially no operations, and prior to the reorganization and 1999 Acquisitions, Precision had substantially no operations. For financial statement presentation purposes, the reorganization is accounted for as if it had occurred on September 9, 1998, in a manner similar to a pooling of interests. The 1999 Acquisitions for accounting purposes are assumed to have occurred on March 31, 1999. Therefore, the Consolidated Statement of Operations and Cash Flows for the periods ended June 30, 1999 include (i) the operations of Mid State and Galaxy for the six months ended June 30, 1999, (ii) the operations of Certified, General, and Nationwide for the three months ended June 30, 1999, and (iii) expenses related to the Management Corporation from January 1, 1999 to March 19, 1999 (prior to the reorganization).

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily, and should not be construed as, indicative of the results that may be achieved for a full year.

         Certain prior period amounts have been reclassified to conform to the current period's presentation.


2.   INVENTORIES AND COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         Inventories consist of the following at:


                                               June 30,        December 31,
                                                 2000              1999
                                              -------------     --------------
                                                       (IN THOUSANDS)

         Raw materials                          $  3,857           $  2,575

         Work in process                          13,278             13,978

         Finished goods                            2,312              2,365
                                               ----------         ----------
                                                  19,447             18,918

         Less reserves for obsolescence              367                514
                                               ----------         ----------
                                                $ 19,080           $ 18,404
                                               ==========         ==========

      Information regarding contract costs, estimating earnings and progress billings consist of the following:

                                                                      June 30,
                                                                        2000
                                                                    -----------
                                                                  (IN THOUSANDS)

      Costs incurred on uncompleted contracts                         $  6,227
      Estimated earnings                                                   529
                                                                      ---------
                                                                         6,756
      Less net progress billings                                         4,594
      Costs and estimated earnings on uncompleted contracts included  ---------
         in work in progress inventory                                $  2,162
                                                                      =========

      There were no significant billings in excess of net costs and estimated earnings on uncompleted contracts.

3. DEBT

      Precision maintains a line of credit of $25.0 million, which matures on March 31, 2005, under which it can borrow funds or secure letters of credit at prevailing market rates. As of June 30, 2000, Precision had outstanding draws on the line of credit totaling approximately $6.5 million (approximately 9.2% at June 30, 2000). The revolving line of credit is secured by substantially all accounts receivable and inventory. Advances under the line are available based upon 85% of outstanding eligible accounts receivable and 50% of eligible inventories. A commitment fee of 0.5% per annum is payable in connection with the line of credit in arrears on the last day of each quarter. The fee is calculated from the closing date, March 19, 1999, to the date the revolving commitments are terminated, computed at the applicable rate based on the actual daily amount of available revolving commitment of each lending during the period. As of June 30, 2000, the Company had approximately $18.5 million of available borrowing capacity under the revolving credit facility.

       Long-term debt consists of the following at:


                                                                                       June 30,       December 31,
                                                                                         2000             1999
                                                                                     -------------   ---------------
                                                                                             (IN THOUSANDS)
Precision Partners, Inc. 12% Senior Subordinated Notes due 2009, interest paid
    semiannually on March 15 and September 15 commencing on September 15, 1999.          $100,000          $100,000

Notepayable to a bank, due in quarterly principal installments plus interest at a variable rate (8.6875% as of June 30, 2000), maturing March 31, 2005.
    Quarterly principal installments of $805,000 began on June 30, 2000, and increase to $920,000 on June 30, 2001, $1,150,000 on June 30, 2002,
    $1,380,000 on June 30, 2003, and $1,495,000 on June 30,2004, secured
    by all assets of Precision Partners and its subsidiaries                               22,195            23,000

Financial software financing agreement due in twelve quarterly installments of
    $32,471, including interest at 7.8% per annum                                             210               265

Director and officer insurance premium financing agreement, due in six quarterly
    installments of $28,997, including interest at 7.15% per annum                             27                83

Computer hardware financing agreement due in  thirty six monthly installments of
    $2,214, including interest at 10.8% per annum                                              68               ---
                                                                                        ----------        ----------
                                                                                          122,500           123,348
Less current portion                                                                        3,478             2,611
                                                                                        ==========        ==========
                                                                                         $119,022          $120,737
                                                                                        ==========        ==========

      Pursuant to the terms entered into in conjunction with the March 19, 1999 issuance of the Notes, the interest payable on the Notes increased from 12.00% to 12.50% on September 16, 1999, from 12.50% to 12.75% on December 16,
1999, and from 12.75% to 13.00% on March 14, 2000. This increase in the interest rate was a contractual obligation that arose because Precision did not file a registration statement with the SEC relating to an offer to exchange new notes for the Notes issued in March 1999, and because Precision did not have the registration statement declared effective and did not consummate the exchange within prescribed time periods. The exchange offer registration statement was filed and became effective on May 5, 2000 and the exchange offer was completed on June 7, 2000. Upon the completion of the exchange offer, the interest payable on the Notes reverted to 12.00%, the stated amount of interest payable on the face of the Notes.

      Precision has unamortized deferred costs of $5.4 million related to the Notes and the $23.0 million term loan and credit facilities. The costs are being amortized over the life of the related Notes, term loan and credit facilities.

       Under the terms of the term loan and credit facilities, Precision is required to maintain certain leverage, interest coverage, and fixed charge coverage ratios on a consolidated basis. The company was in compliance with all of the restrictive covenants at June 30, 2000.

      The indenture governing the Notes, as well as the terms of the term loan and credit facilities, contain covenants that limit Precision's and some of its subsidiaries' ability to incur additional debt, pay dividends on or redeem or repurchase capital stock, enter into transactions with affiliates and transfer or sell assets, among other things.


4.   LITIGATION

      Precision and/or its subsidiaries are defendants from time to time in lawsuits and disputes arising in the normal course of business. Management believes that the ultimate outcome of those matters will not have a materially adverse effect on the consolidated financial position, results of operations or cash flows.


5.   INCOME TAXES

      The tax provisions for the second quarter and six month period ended June 30, 2000 and 1999 are impacted by permanent differences between pre-tax loss for financial reporting purposes and taxable income resulting primarily from non-deductible goodwill generated by the stock acquisitions.

6.   OPERATING LEASES

      As of June 30, 2000, Precision had funded approximately $18.5 million of its capital equipment needs under its $35.0 million operating lease facility with General Electric Credit Corporation. This equipment is primarily related to Precision's recent contracts with Caterpillar and Dana and increased unit delivery requirements from General Electric. Minimum rental commitments under noncancellable operating leases are as follows: 2001--$6.9million; 2002--$6.6 million; 2003--$5.7 million; 2004--$5.5 million; 2005--$5.3 million;
thereafter--$2.0million.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Precision Partners, Inc. is a leading contract mechanical manufacturing services supplier of complex precision metal parts, tooling and assemblies for original equipment manufacturers. Precision's broad manufacturing capabilities and highly engineered processes allow Precision to meet the critical specifications of its customers across a wide range of industries. Precision has earned "Preferred or "Qualified" supplier status with most of its customers and are predominately the sole-source supplier to its customers of the parts it manufactures.

      Precision Partners, L.L.C. was formed in September 1998 and Precision was formed in February 1999 for the sole purpose of acquiring and operating companies in the business of manufacturing and supplying complex precision metal parts, tooling and assemblies for original equipment manufacturers. On September 30, 1998, Precision Partners, L.L.C. acquired all of the outstanding capital stock of Mid State and Galaxy. In March 1999, Precision underwent a corporate reorganization under which it acquired all of the issued and outstanding capital stock of Mid State and Galaxy. At the same time, Precision also purchased all of the issued and outstanding capital stock of Certified and Calbrit and it purchased substantially all of the assets and assumed some liabilities of General Automation and Nationwide. The aggregate purchase price including fees and expenses for the March acquisitions was approximately $102.2 million and was financed through the net proceeds from the sale of the outstanding notes, borrowings under Precision's credit facilities, an equity contribution and available cash. In July 1999, Precision merged Calbrit into Certified and in September 1999 Precision acquired Gillette. The purchase price for the Gillette acquisition was approximately $14.4 million and was financed using existing cash and borrowings under Precision's revolving credit facility.

     Prior to the acquisitions of Mid State and Galaxy, Precision Partners, L.L.C. had substantially no operations and, prior to the consummation of the reorganization and the acquisitions of Certified, Calbrit, Nationwide and General

Automation, Precision had substantially no operations. For financial statement presentation purposes, and for purposes of the following discussion, the reorganization is accounted for as if it occurred on September 9, 1998 and Precision is treated as having commenced operations at that time. See Note 1 to the unaudited consolidated financial statements. For this reason, with respect to the prior periods of 1999, the following management's discussion and analysis includes the results of operations of:

- (1) Mid State and Galaxy for the three months and six months ended June 30, 1999, (2) Certified, General, and Nationwide for the three months ended June 30, 1999, (3) the expenses of the Management Corporation from January 1, 1999 through March 19, 1999, and (4) the expenses of Precision's management office from March 20, 1999 through June 30, 1999.

    The Historical Results of Operations discusses the results of operations of Precision and its subsidiaries for the three and six months ended June 30, 2000 and 1999.


HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET SALES

      Net sales increased 27.3% to $43.2 million in the second quarter of 2000 compared to $33.9 million in the same period 1999. The increase is primarily due to the acquisition of Gillette in 1999 and significant growth in sales in the power generation sector partially offset by declines in aerospace volumes.

GROSS PROFIT

      Gross profit decreased 3.3% to $9.1 million in the second quarter of 2000 compared to $9.4 million in the same period 1999. The decrease is primarily due to operational difficulties at Galaxy and declining sales volumes in the aerospace business. Gross margin decreased by 6.7% to 21.1% in the second quarter of 2000 from 27.8% in the comparable period in 1999. This decrease is due to the operational difficulties at Galaxy, aerospace volume declines, and changes in product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general, and administrative expenses increased 37.9% to $7.4 million in the second quarter of 2000 compared to $5.4 million in the same period 1999. The increase is primarily due to the acquisition of Gillette in 1999, additional costs related to sales volume increases, and severance costs relating to management changes.

OPERATING INCOME

      As a result of the foregoing, operating income was $1.7 million in the second quarter of 2000 compared to $4.0 million in the same period in 1999.

INCOME TAX EXPENSE

      The second quarter of 2000 and 1999 tax provisions are impacted by permanent differences between pre-tax loss for financial reporting purposes and taxable income resulting primarily from non-deductible goodwill generated by the stock acquisitions.

NET INCOME (LOSS)

      Net loss was ($1.8 million) in the second quarter of 2000, compared to net income of $0.3 million in the same period of 1999 due to the aforementioned reasons, as well as interest expense associated with funding the Gillette acquisition and new capital equipment programs at Mid State, Galaxy, and Nationwide.
                                                                              10

DEPRECIATION AND GOODWILL AMORTIZATION

        Depreciation and goodwill amortization increased 19.6% to $4.0 million in the second quarter of 2000 compared to $3.4 million in the same period of 1999. The increase is primarily due to depreciation on capital expenditures, as well as depreciation and goodwill amortization from the acquisition of Gillette in 1999, including additional depreciation on the step-up in basis of property, plant, and equipment of this acquisition.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

NET SALES

      Net sales increased 91.8% to $88.1 million in the six months ending June 30, 2000 compared to $45.9 million in the same period 1999. The increase is primarily due to the acquisitions of Certified, General, Nationwide, and Gillette in 1999, but also includes significant growth in power generation, as well as increases in heavy construction.

GROSS PROFIT

      Gross profit increased 57.3% to $20.2 million in the six months ending June 30, 2000 compared to $12.9 million in the same period 1999. The increase is primarily due to the acquisitions of Certified, General, Nationwide, and Gillette in 1999, as well as volume increases in power generation, offset by operational difficulties at Galaxy and declining aerospace sales. Gross margin decreased by 5.0% to 23.0% in the six months ending June 30, 2000 from 28.0% in the comparable period in 1999. This decrease is due to Galaxy operational difficulties, aerospace volume declines, and changes in product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general, and administrative expenses increased 85.9% to $15.0 million in the six months ending June 30, 2000 compared to $8.1 million in the same period 1999. The increase is primarily due to the acquisition of Certified, General, Nationwide, and Gillette in 1999, additional costs related to sales volume increases, and severance costs relating to management changes.

OPERATING INCOME

     As a result of the foregoing, operating income increased to $5.3 million in the six months ending June 30, 2000 from $4.8 million in the same period in 1999.

INCOME TAX EXPENSE

      Tax provisions for the six months ending June 30, 2000 and 1999 were impacted by permanent differences between pre-tax loss for financial reporting purposes and taxable income resulting primarily from non-deductible goodwill generated by the stock acquisitions.

NET LOSS

      Net loss was $2.3 million in the six months ending June 30, 2000, compared to a net loss of $0.4 million in the same period of 1999 due to the aforementioned reasons and interest expense associated with the outstanding 12% senior notes, the proceeds of which were used to fund the Certified, General, and Nationwide acquisitions.

DEPRECIATION AND GOODWILL AMORTIZATION

      Depreciation and goodwill amortization increased 80.5% to $8.0 million in the six months ending June 30, 2000 compared to $4.5 million in the same period of 1999. The increase is primarily due to depreciation and goodwill amortization from the acquisitions of Certified, General, Nationwide, and Gillette in 1999, including additional depreciation on the step-up in basis of property, plant, and equipment of these acquisitions.

PRO FORMA FINANCIAL INFORMATION

     The unaudited pro forma consolidated statement of operations for the six month period ended June 30, 1999 includes the operations of Mid State and Galaxy for the period and gives effect to the 1999 Acquisitions as if the transactions had occurred on January 1, 1999. For purposes of the unaudited pro forma consolidated statements of operations, the historical financial information of General and Nationwide has been adjusted to eliminate the effect of certain assets not acquired and certain liabilities not assumed in the acquisition by Precision company, in each case in accordance with the terms of the purchase agreement relating to such acquisition. The unaudited pro forma consolidated financial statements should be read in conjunction with the unaudited historical consolidated financial statements of Precision, including the notes thereto, included elsewhere in this report.

     Management believes that the adjustments necessary to fairly present this pro forma consolidated financial information have been made based on available information and in the opinion of management are reasonable and are described in the accompanying notes. The pro forma consolidated financial information should not be considered indicative of actual results that would have been achieved had the transactions been consummated on the respective dates indicated and do not purport to indicate results of operations as of any future date or for any future period. The assumptions used in the preparation of the pro forma consolidated financial information include significant subjective judgment on the part of management, and although it believes such assumptions to be reasonable, Precision cannot assure you that all investors would make the same assumptions. Although not required by Regulation S-X, due to the significance of the 1999 Acquisitions, Precision is presenting this pro forma consolidated financial information to provide a meaningful comparison for the six months ended June 30, 2000 and the corresponding period in the prior year.

     The following table sets forth Precision's unaudited historical consolidated statement of operations and other information for the six months ended June 30, 2000 and the pro forma statement of operations and other pro forma information for the six months ended June 30, 1999, both in dollars and expressed as a percentage of net sales:

                                                         Six months ending
                                                              June 30,
                                                        -------------------
                                                         2000          1999
                                                        ---------   --------
                                                            (IN THOUSANDS)
                                                                    (PRO FORMA)

              Net sales                                 $  88,075      $69,702
              Cost of sales (1)                            67,845       51,387
                                                        ----------  ----------

              Gross profit                                 20,230       18,315
              % of sales                                     23.0%        26.3%
              Selling, general and
                administrative expenses (2)                14,973       11,263
                                                       ----------   ----------
              Operating income                              5,257        7,052
              % of sales                                      6.0%        10.1%
              Other income (expense):
                Net interest expense (3)                   (8,314)      (8,034)
                Other                                         (51)          58
                                                       ----------  -----------
              Loss before income taxes                     (3,108)        (924)
              % of sales                                     (3.5%)       (1.3%)
              Provision  (benefit) for income taxes(4)       (764)        (206)
                                                        ===========  =========
              Net loss                                    $(2,344)      $ (718)
                                                        ===========  ==========
              % of sales                                     (2.7%)       (1.0%)

              PRO FORMA EBITDA: (5)
              Operating income                            $  5,257     $ 7,052
              Depreciation                                   5,904       5,598
              Goodwill amortization                          2,140       2,050
                                                       ----------  -----------
                          Total                           $ 13,301    $ 14,700

               % of sales                                     15.1%       21.1%



NOTES TO PRO FORMA FINANCIAL INFORMATION

                                                                                    Six months ended
                                                                               ----------------------------
                                                                                June 30,        June 30,
                                                                                  2000            1999
                                                                               ------------    -----------
                                                                                        (IN THOUSANDS)
              (1) COST OF SALES PRO FORMA ADJUSTMENTS:
              Increased depreciation due to fixed asset step up to
                   fair market value                                            $  ---            $  742
              Adjustment for new lease terms of facilities at Nationwide made as part of the purchase, net of  the elimination of
                  depreciation expense on a building not acquired                  ---               136
              Adjustment  for new lease terms of facilities at General made
                  as part of the purchase agreement                                ---               (24)
                                                                             ------------    -----------
                                                                                 $ ---             $ 854
                                                                             ------------    -----------

              (2) SG&A PRO FORMA ADJUSTMENTS:
              Goodwill amortization related to the acquisitions                  $ ---             $ 640
              Adjustments for termination of executive positions held by shareholders and related parties as part of the purchase
                  contract of Gillette whose positions will not be replaced        ---              (389)
              Reduction in shareholders' compensation, bonus, and benefits as a
                  result of employment contracts executed in connection with the   ---              (254)
                  transactions

              Elimination of acquisition related expenses                          ---              (128)
                                                                             ------------    -----------
                                                                                 $ ---            $ (131)
                                                                             ------------    -----------


              (3) Interest expense related to the $100,000,000 Precision Partners, Inc. 12% Senior Subordinated Notes due 2009, the $23,000,000 term loan facility, the $25,000,000 revolving credit facility, and debt issue costs expensed in refinancing.
              (4) Adjustment to record the income tax benefit on pro forma income before income taxes.
              (5) Pro forma EBITDA is defined as operating income plus depreciation and amortization. EBITDA is not a measure of performance under generally accepted accounting principles. While EBITDA should not be used in isolation or as a substitute for net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity, management believes that it may be used by certain investors as supplemental information to evaluate a company's financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the definition of EBITDA used in this report may not be comparable to the definition of EBITDA used by other companies.

PRO FORMA RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO PRO FORMA SIX MONTHS ENDED JUNE 30, 1999

NET SALES

      Net sales increased 26.4% to $88.1 million for the six months ended June 30, 2000, compared to $69.7 million for the same period in 1999. During this period sales at Mid State and Galaxy increased 64.4% to $45.9 million from $27.9 million in the prior period, mainly due to increased orders for power generation and heavy truck components. Sales at General and Nationwide for the period ending June 30, 2000 increased 9.8% to $25.6 million from $23.3 million during the comparable period in 1999 due to increased automotive tooling and component business. Gillette sales for the period increased 25.0% to $9.2 million from $7.4 million during the comparable period of 1999 due to increased business machine and medical product volume. Sales at Certified for the six month period ending June 30, 2000 decreased 33.4% to $7.4 million from $11.1 million during the comparable period in 1999, due to a decrease in defense and aerospace business. (Net sales for the three months ended June 30, 2000 increased 13.5% to $43.2 million from net sales, on a pro forma basis, of $37.3 million for the comparable period in 1999.)

GROSS PROFIT

      Gross profit for the period ending June 30, 2000 increased 10.5% to $20.2 million from $18.3 million in the comparable period in 1999 primarily due to increased power generation sales. Gross margin decreased 3.3% during this period to 23.0% from 26.3% in the comparable period in 1999 due to Galaxy operational difficulties, aerospace volume declines, and changes in product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expenses for the period ending June 30, 2000 increased 32.9% to $15.0 million from $11.3 million during the same period in 1999 due to increased salary expense, additional corporate office expense required to manage the acquisitions, as well as severance costs relating to management changes. Selling, general and administrative expenses as a percent of sales for these periods increased to 17.0% in 2000 from 16.2% in 1999.

OPERATING INCOME

     As a result of the foregoing, operating income decreased 25.5% to $5.3 million from $7.1 million during the comparable period in 1999. (Operating income for the three months ended June 30, 2000 decreased to $1.7 million from operating income, on a pro forma basis, of $4.4 million for the comparable period in 1999.)

INCOME TAX BENEFIT

      Income tax benefit increased to $.8 million for the six months ended June 30, 2000 from $0.2 million in the same period in 1999 due to the increase in taxable loss.

NET LOSS

     As a result of the foregoing, the net loss during the period ending June 30, 2000 was ($2.3 million) compared to ($.7 million) during the same period in 1999. (Net loss for the quarter ended June 30, 2000 was ($1.8 million) compared to net income, on a pro forma basis, of $0.5 million for the comparable period in 1999.)

DEPRECIATION AND GOODWILL AMORTIZATION

      Depreciation and goodwill amortization expense increased 5.2% in the six months ended June 30, 2000 to $8.0 million from $7.6 million in the six months ended June 30, 1999 due to capital expenditures between these periods.

BACKLOG

      Backlog for the period ending June 30, 2000 increased 5.1% to $113.2 million from $107.7 million at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Precision Partners, Inc.'s principal sources of liquidity are available borrowings under Precision's revolving credit facility and cash flow from operations. Precision expects that its principal uses of liquidity will continue to be working capital, capital expenditures, debt service requirements and permitted acquisitions.

    Precision's credit facilities consist of a $23.0 million term loan facility and a $25.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit, each maturing on March 31, 2005, unless terminated sooner upon an event of default. As of June 30, 2000, Precision has total debt of approximately $129.0 million, primarily consisting of the outstanding principal amount on Precision's term loan of $22.2 million, the outstanding aggregate principal amount of the Notes and $6.5 million of outstanding borrowings under Precision's revolving credit facility. Precision's ability to borrow under the revolving credit facility is subject to Precision's compliance with the financial covenants described below and a borrowing base that is based on Precision's eligible accounts receivables and inventory.

    The indenture and Precision's credit facilities impose limitations on Precision's ability to, among other things, incur additional indebtedness (including capital leases), incur liens, pay dividends or make other restricted payments, consummate asset sales, enter into transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of Precision's assets. In addition, the credit facilities limit Precision's ability to enter into sale and leaseback transactions and to make capital expenditures. The credit facilities also require that Precision meet and maintain certain financial ratios and tests, including (i) a minimum interest coverage ratio, EBITDA to interest expense, (ii) a maximum leverage ratio, total debt to EBITDA, and (iii) a minimum fixed charge coverage ratio, EBITDA to interest expense plus other fixed charges. Precision's ability to comply with these covenants and to meet and maintain these financial ratios and tests may be affected by events beyond Precision's control, such as those described under "Risk Factors."

    Since Precision did not have an exchange offer registration statement filed by September 15, 1999, did not have it declared effective by September 16, 1999 and did not complete the exchange offer by October 15, 1999, it paid additional interest on the outstanding Notes. The amount of additional interest ranged from 0.5% per annum for the period from September 15, 1999 through December 14, 1999 to 0.75% per annum for the period December 15, 1999 through March 14, 2000. Beginning March 15, 2000, the amount of additional interest increased to 1.0% per annum and continued at that rate until the completion of the exchange offer on June 7, 2000. Upon the close of the exchange offer, the interest payable on the Notes reverted to its stated amount of 12.00% per annum.

    Precision has limited amortization requirements under its credit facilities over the next two years. Precision's other debt service requirements over the next two years consist primarily of interest expense on the Notes. Precision's short-term cash requirements for its operations are expected to consist mainly of capital expenditures to continue to maintain and expand Precision's manufacturing capabilities and working capital requirements. Precision currently expects that its capital expenditures will be approximately $10.6 million in 2000, including maintenance capital expenditures of approximately $5.0 million. However, Precision's capital expenditures will be affected by, and may be greater than currently anticipated depending upon the size and nature of new business opportunities. As of June 30, 2000, Precision has funded approximately $18.5 million of capital equipment needs under its $35.0 million operating lease facility with General Electric Credit Corporation. This equipment is related to Precision's recent contracts with Caterpillar and Dana and increased unit delivery requirements from General Electric.

    The aggregate purchase price, including fees and expenses, for the acquisitions of Certified, Calbrit, Nationwide and General Automation of $102.0 million does not include potential effects of certain contingent purchase arrangements. A contingent payment may be payable by Precision's parent, Precision Partners Holdings Company, in the form of cash or a note payable-in-kind maturing September 30, 2009, based on one of the companies Precision acquired in March 1999 achieving specified EBITDA targets in 2000. Payment by Precision Partners Holding Company of this additional contingent payment, assuming the maximum amount is earned, would result in an annual increase in Precision's goodwill amortization of approximately $0.5 million. Additional contingent payments, which were payable by Precision

Partners Holding Company, based on this company and another company acquired in March 1999 meeting certain EBITDA targets in 1999 were not earned. In addition, a bonus payment of $3.0 million, based on one of the acquired companies achieving certain 1999 EBITDA targets, to the former stockholder of this company who is now an employee of Precision was accrued in December 1999 as compensation expense and was paid in April 2000.

    Precision plans to continue its acquisition strategy and expect to finance future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. However, the restrictions imposed on Precision by its long-term debt instruments may affect this strategy. In addition, to fully implement its growth strategy and meet the resulting capital requirements, Precision may be required to request increases in amounts available under its credit facilities, issue future debt securities or raise additional capital through equity financings. There can be no assurance that any such increase to Precision's credit facilities will be available or, if available, will be on terms satisfactory to Precision, or that it will be able to successfully complete any future debt or equity financings on satisfactory terms, if at all. As a result, Precision could be placed at a competitive disadvantage in pursuing acquisitions.

    Based upon current operations and the historical results of its subsidiaries, Precision believes that its cash flow from operations, together with available borrowings under its revolving credit facility, will be adequate to meet its anticipated requirements for working capital, capital expenditures, lease payments, and scheduled interest payments over the next 12 months. However, there can be no assurance that Precision will continue to generate cash flow above current levels or that the acquired companies will repeat their performance. In addition, Precision's ability to pay the outstanding senior notes at maturity will depend on the availability of refinancing.

FORWARD-LOOKING STATEMENTS

    Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to trends in revenues, gross profit margin expenses, net income and the adequacy of capital resources, and are therefore prospective. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "project," and "continue" or similar words. You should read statements that contain these words carefully because they:

-    Discuss Precision's future expectations

- Contain projections of Precision's future results of operations or of Precision's financial condition

-    State other "forward-looking" information

    Such forward looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risk factors summarized below.

RISK FACTORS ASSOCIATED WITH PRECISION'S INDEBTEDNESS

PRECISION'S SUBSTANTIAL DEBT AND THE SIGNIFICANT DEMANDS ON ITS CASH RESOURCES COULD AFFECT ITS ABILITY TO MAKE PAYMENTS ON THE EXCHANGE NOTES AND ACHIEVE ITS BUSINESS PLAN.

    SUBSTANTIAL DEBT. Precision has incurred a substantial amount of indebtedness that requires significant interest payments. As of June 30, 2000, Precision had total consolidated debt of $129.0 million and net interest expense of approximately $8.3 million for the six month period then ended. Subject to the limits contained in the indenture governing the Notes and the new credit facilities, Precision and its subsidiaries may incur additional indebtedness from time to time to finance capital expenditures, investments or acquisitions or for other general corporate purposes.

    DEMANDS ON CASH RESOURCES. Precision has substantial demands on its cash resources in addition to operating expenses and interest expense on the Notes, including, among others, interest and amortization payments under its credit facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     EFFECTS ON YOUR INVESTMENTS AND PRECISION'S BUSINESS STRATEGY. Precision's level of indebtedness and these significant demands on its cash resources could have important effects on your investment in the Notes. For example these demands could:

- make it more difficult for Precision to satisfy its obligations with respect to the Notes and its secured indebtedness;

- require Precision to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the amount of its cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;

- limit Precision's flexibility in planning for, or reacting to, changes in its industry (including the pursuit of its growth strategy);

- place Precision at a competitive disadvantage compared to its competitors that have fewer debts and significantly greater operating and financing flexibility than Precision does;

- limit, along with the financial and other restrictive covenants applicable to Precision's indebtedness, among other things, its ability to borrow additional funds even when necessary to maintain adequate liquidity;

- increase Precision's vulnerability to general adverse economic and industry conditions; and

- result in an event of default upon a failure to comply with these covenants which, if not cured or waived, could have a material adverse effect on Precision's business, financial condition or results of operations.

    Precision's ability to pay interest on the Notes, to repay portions of its long-term indebtedness included under the Notes and the credit facilities, and to satisfy its other debt obligations will depend upon its future operating performance and the availability of refinancing indebtedness, which will be affected by the instruments governing its indebtedness, including the indenture and the credit facilities, prevailing economic conditions and financial, business and other factors, certain of which are beyond its control.

    If Precision is unable to service its indebtedness and fund its business, it will be forced to adopt an alternative strategy that may include:

-        reducing or delaying capital expenditures;

-        seeking additional debt financing or equity capital;

-        selling assets; or

-        restructuring or refinancing its indebtedness.

    Precision cannot assure you that any such strategy could be effected on terms satisfactory to it or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

    EFFECT OF ADDITIONAL DEBT. Subject to the limits of Precision's debt instruments, it may incur additional indebtedness from time to time to finance capital expenditures, investments or acquisitions for other purposes, including the borrowing of amounts repaid under its credit facilities. This could further exacerbate the risks described below.

THE INDENTURE AND PRECISION'S CREDIT FACILITIES RESTRICT ITS ABILITY AND THE ABILITY OF SOME OF ITS SUBSIDIARIES TO ENGAGE IN SOME BUSINESS TRANSACTIONS.

     INDENTURE. The indenture restricts Precision's ability and the ability of some of its subsidiaries to, among other things:

-    incur additional debt;

-    pay dividends on or redeem or repurchase capital stock;

-    issue or allow any person to own preferred stock of subsidiaries;

- incur or permit to exist indebtedness senior to the Notes, but subordinated to any of its other indebtedness;

- in the case of non-guarantor subsidiaries, guarantee debt without also guaranteeing the Notes;

- in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to Precision;

-    make investments;

-    incur or permit to exist liens;

-    enter into transactions with affiliates;

-    merge, consolidate or amalgamate with another company; and

-    transfer or sell assets.

    CREDIT FACILITIES. The credit facilities also contain similar covenants, as well as a number of financial covenants requiring Precision to meet financial ratios and financial condition tests. Precision's ability to borrow under its revolving credit facility depends upon satisfaction of these covenants and its borrowing base requirements. Its ability to meet these covenants and requirements can be affected by events beyond its control. There can be no assurance that Precision will meet these requirements.

    EFFECT OF BREACH. Precision's failure to comply with the obligations and covenants in the credit facilities or the indenture could result in an event of default under the credit facilities or the indenture that, if not cured or waived, could terminate its ability to borrow under the revolving credit facility, could permit acceleration of the relevant debt and acceleration of debt under other instruments and, in the case of the credit facilities, could permit foreclosure on any collateral granted.

THE EXCHANGE NOTES AND SUBSIDIARY GUARANTEES ARE JUNIOR IN RIGHT OF PAYMENT TO ALL OF PRECISION'S AND ITS SUBSIDIARY GUARANTOR'S INDEBTEDNESS, WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT.

    The payment of principal, premium, if any, interest and additional interest, if any, on the exchange notes and the subsidiary guarantees will, to the extent set forth in the indenture, be subordinated in right of payment to all of Precision's and the subsidiary guarantors' indebtedness, including under the credit facilities, except any future indebtedness that expressly provides that it ranks equal with, or junior in right of payment to, the exchange notes and the subsidiary guarantees.

SUBSTANTIALLY ALL OF PRECISION'S ASSETS AND THOSE OF ITS SUBSIDIARIES SECURE OTHER LONG TERM DEBT WHICH COULD REQUIRE IT TO SATISFY THOSE OBLIGATIONS BEFORE THE EXCHANGE NOTES IN THE EVENT OF BANKRUPTCY, LIQUIDATION OR REORGANIZATION.

    The credit facilities are secured by, among other things, substantially all of Precision's assets and those of its subsidiaries. Consequently, upon any distribution to its creditors or the creditors of a subsidiary guarantor in a bankruptcy, liquidation or reorganization or similar proceeding relating to Precision or that subsidiary guarantor or Precision or that subsidiary guarantor's property, the holders of Precision's and that subsidiary's senior debt, including the lenders under the credit facilities, will be entitled to be paid in full in cash before any payment may be made with respect to the exchange notes. Because a subsidiary guarantor or Precision, as applicable, may not have sufficient funds or assets to pay all of the creditors, holders of exchange notes may receive less, ratably, than the holders of senior debt.

    In addition, the payment of principal, premium, if any, interest and additional interest, if any, on the exchange notes will be prohibited in the event of a payment default on any of Precision's or its subsidiary guarantor's senior debt and may be blocked, at the option of the holders of such senior debt, for up to 179 of 180 consecutive days in the event of specified non-payment defaults.

    As of June 30, 2000, Precision had approximately $129.2 million of consolidated senior debt outstanding, excluding $18.5 million of availability under its revolving credit facility. In addition, subject to the terms of the indenture and the credit facilities, Precision will be permitted to borrow substantial additional indebtedness, including senior debt, in the future.


RISKS ASSOCIATED WITH PRECISION PARTNERS, INC.

PRECISION IS STRUCTURED AS A HOLDING COMPANY AND IT DEPENDS ON ITS SUBSIDIARIES IN ORDER TO SERVICE ITS DEBT.

      Precision is structured as a holding company. Precision's only significant asset is the capital stock or other equity interests of
Precision's operating subsidiaries. As a holding company, Precision conducts all of its business through its subsidiaries. Consequently, Precision's cash flow and ability to service Precision's debt obligations, including the
Notes, are dependent upon the earnings of Precision's operating subsidiaries and the distribution of those earnings to Precision,
                                                                              18
or upon loans, advances or other payments made by these subsidiaries to Precision. The ability of Precision's subsidiaries to pay dividends or make other payments or advances to Precision will depend upon their operating results and will be subject to applicable laws and contractual restrictions contained in the instruments governing their indebtedness, including
Precision's credit facilities and the indenture. Although the indenture limits the ability of these subsidiaries to enter into consensual restrictions on their ability to pay dividends and make other payments to Precision, these limitations will be subject to a number of significant qualifications. There can be no assurance that the earnings of Precision's operating subsidiaries will be adequate for Precision to service its debt obligations, including the Notes.

THE SUCCESS OF PRECISION'S ACQUISITION STRATEGY DEPENDS ON THE AVAILABILITY OF SUITABLE ACQUISITION CANDIDATES, DIVERSION OF MANAGEMENT TIME AND RISK OF UNDISCLOSED LIABILITIES.

        A significant aspect of Precision's strategy is to continue to pursue select strategic acquisitions of companies that Precision believes can benefit from its operations, management and access to capital and enhance Precision's relationships with existing customers or augment Precision's manufacturing capabilities. Precision's ability to grow by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates and capital, and the restrictions contained in the new credit facilities, the indenture governing the Notes and any future financing arrangements. In addition, growth by acquisition involves risks that could adversely affect Precision's operating results, including the substantial amount of management time that may be diverted from operations in order to pursue and complete such acquisitions, difficulties in managing the additional operations and personnel of acquired companies and the potential loss of key employees of acquired companies. There can be no assurance that Precision will be able to obtain the capital necessary to pursue its growth strategy or consummate acquisitions on satisfactory terms, if at all. Possible future acquisitions could result in the incurrence of additional debt, costs, contingent liabilities and amortization expenses related to goodwill and other intangible assets, all of which could materially adversely affect Precision's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

      Although Precision performs a due diligence investigation of each business that it acquires, there may be liabilities of the acquired companies, including Mid State, Galaxy, Certified, General Automation, Nationwide and Gillette, that Precision fails or is unable to discover during its due diligence investigation and for which it, as a successor owner, may be responsible. In connection with acquisitions, Precision generally seeks to minimize the impact of these liabilities by obtaining indemnities and warranties from the seller that may be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, amount, or duration, the financial limitations of the indemnitor or warrantor, or other reasons.

PRECISION'S SUCCESS DEPENDS ON ITS ABILITY TO SUCCESSFULLY OPERATE ITS SUBSIDIARIES ON A COMBINED BASIS.

      Mid State, Galaxy, Certified, Nationwide, General Automation and Gillette previously operated independently of one another and there can be no assurance that Precision will be able to effectively manage these six operating companies on a combined basis. In addition, to the extent management time may be diverted to any one or more of the companies, the other operating companies may be adversely affected. A failure by Precision to operate these businesses profitably or to manage them effectively on a combined basis could have a material adverse effect on its results of operations and financial condition.

THE SUCCESS OF PRECISION'S BUSINESS STRATEGY TO REALIZE A NUMBER OF CROSS SELLING OPPORTUNITIES COULD BE AFFECTED BY A NUMBER OF FACTORS BEYOND ITS CONTROL.

      As part of its business strategy, Precision intends to capitalize on a number of cross-selling opportunities it believes exist as a result of the complementary customer bases and manufacturing capabilities of the acquired companies and to implement certain operating improvements. Precision's ability to implement and realize the benefits of this strategy could be affected by a number of factors beyond its control, such as operating difficulties, increased operating costs, regulatory developments, general economic conditions, increased competition, or the inability to obtain adequate financing for Precision's operations on suitable terms. In addition, after gaining experience with its operations under this strategy, Precision may decide to alter or discontinue certain aspects of it. Any failure to implement aspects of Precision's strategy may adversely affect its results of operations, financial condition and ability to service debt, including Precision's ability to make principal and interest payments on the Notes.
                                                                          19

PRECISION'S INABILITY TO ACCESS ADDITIONAL CAPITAL COULD HAVE A NEGATIVE IMPACT ON ITS GROWTH STRATEGY.

      Precision's growth strategy will require additional capital investment. Capital will be required for, among other purposes, completing acquisitions, managing acquired companies, acquiring new equipment and maintaining the condition of Precision's existing equipment. Precision intends to pay for future acquisitions using cash, capital stock, debt financings and/or assumption of indebtedness. However, Precision's ability to make acquisitions and the manner in which they are financed will be limited by the covenants contained in the indenture governing the Notes and Precision's credit facilities. To the extent that cash generated internally and cash available under Precision's credit facilities is not sufficient to fund capital requirements, Precision will require additional debt and/or equity financing. There can be no assurance, however, such financing will be available or, if available, will be available on terms satisfactory to Precision. Future debt financings, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund further acquisitions and expansion, and may limit Precision's ability to withstand competitive pressures and render it more vulnerable to economic downturns. If Precision fails to obtain sufficient additional capital in the future, it could be forced to curtail its growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing its indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

A LOSS OF KEY EMPLOYEES AND HIGHLY SKILLED WORKERS COULD ADVERSELY AFFECT PRECISION'S BUSINESS.

      Some of Precision's executive officers are key to Precision's management and direction. Precision's future success will depend on its ability to retain capable management. Precision recently appointed a new executive management team, and Precision's continued success will depend in part on the successful integration of that team with the operations of Precision's subsidiaries. To assist with the integration of the operations of its subsidiaries, Precision has retained the services of key personnel of these companies. The success of Precision's operations may depend, in part, on the successful retention, at least initially, of these key personnel, as well as Precision's ability to attract and retain additional talented personnel. Although Precision believe it will be able to attract and retain talented personnel and that it could replace key personnel should the need arise, the inability to attract or retain such personnel could have a material adverse effect on its business. In addition, because its products and processes are complex and require a high level of precision, Precision is generally dependent on an educated and trained workforce. Precision would be adversely affected by a shortage of skilled employees.

FAILURE TO MAINTAIN RELATIONSHIPS WITH PRECISION'S LARGER CUSTOMERS AND FAILURE BY PRECISION'S CUSTOMERS TO CONTINUE TO PURCHASE EXPECTED QUANTITIES DUE TO CHANGES IN MARKET CONDITIONS COULD HAVE AN ADVERSE EFFECT ON ITS OPERATIONS.

      Precision's largest customer, General Electric, accounted for approximately 35.3% of its 2000 net sales and its top ten customers accounted for approximately 77.11% of its 2000 net sales. The termination by General Electric or any one or more of Precision's other top 10 customers of their relationship with Precision could have a material adverse effect upon its business, financial condition and results of operations.

      In addition, Precision has been awarded long-term contracts with Caterpillar and Dana. As of June 30, 2000, Precision funded approximately $18.5 million of its capital equipment needs under its $35.0 million operating lease facility with General Electric Credit Corporation. This equipment is related to Precision's recent contracts with Caterpillar and Dana and increased unit delivery requirements from General Electric. To the extent Precision is unable to purchase, integrate and make operational this equipment on a cost-effective or timely basis, or to the extent the costs associated with purchasing, integrating or making operational this equipment are higher than Precision currently anticipates, its relationship with these customers and its business and results of operations could be negatively impacted.

PRECISION'S REVENUES AND OPERATING RESULTS MAY BE SUBJECT TO SIGNIFICANT FLUCTUATION.

      A significant portion of Precision's revenues is derived from new projects and contracts, the timing of which is subject to a variety of factors beyond Precision's control, including customer budgets and modifications in customer products. Precision cannot predict the degree to which, on a consolidated basis, these trends will continue. A portion of Precision's operating expenses are relatively fixed. Because it typically do not enter into long-term contracts or have volume commitments with its customers, Precision must anticipate the future volume of orders based upon the historic
                                                                              20
purchasing patterns of its customers and upon discussions with its customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on Precision's business, financial condition or results of operations. Additionally, Precision may periodically incur cost increases due to hiring and training of new employees in anticipation of future growth. The size, timing and integration of possible future acquisitions may also cause substantial fluctuations in operating results from quarter to quarter. As a result, operating results for any fiscal quarter may not be indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.

SIGNIFICANT COMPETITION FOR PRECISION PART MANUFACTURING OUTSOURCED BY ORIGINAL EQUIPMENT MANUFACTURERS MAY AFFECT PRECISION'S ABILITY TO SUCCEED.

      Precision operates in an industry that is highly fragmented and competitive. A variety of suppliers with different subsets of Precision's manufacturing capabilities compete to supply the stringent demands of large original equipment manufacturers. In addition, Precision's customers are continually seeking to consolidate their business among one or more "Preferred" or "Qualified" suppliers. If any customer becomes dissatisfied with Precision's prices, quality or timeliness of delivery, among other things, it could award future business or, in an extreme case, move existing business to Precision's competitors. Precision cannot assure you that its products will continue to compete successfully with the products of its competitors, including original equipment manufacturers themselves, many of which are significantly larger and have greater financial and other resources than Precision does.

THE CYCLICAL NATURE OF THE INDUSTRIES PRECISION CURRENTLY SERVES COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS COMPANY.

      A majority of Precision's revenues are derived from customers that are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, such as the construction, aerospace and automotive industries. General economic or industry specific downturns could have a material adverse effect on Precision and its business, results of operations and financial condition.

PRECISION'S BUSINESS COULD BE ADVERSELY AFFECTED IF IT IS UNABLE TO OBTAIN RAW MATERIALS AND COMPONENTS FROM ITS SUPPLIERS ON FAVORABLE TERMS.

      Generally, Precision's major raw materials consist of traditional materials such as steel, aluminum, iron, copper, magnesium and bronze, as well as exotic and difficult to machine materials such as titanium, inconel, invar and hastelloy. A majority of its raw materials are supplied by its customers on consignment. Raw materials not supplied by its customers are purchased from several suppliers. Although all of these materials have been available in adequate quantities to meet its production demands, Precision can give you no assurance that such materials will be available in adequate quantities in the future. Precision does not presently anticipate any raw material shortages that would significantly affect production. However, the lead times between the placement of orders for certain raw materials and actual delivery to Precision may vary significantly and Precision may from time to time be required to order raw materials in quantities and at prices less than optimal to compensate for the variability of lead times of delivery. Because Precision maintains a relatively small inventory of raw materials and component parts, its business could be adversely affected if it is unable to obtain these raw materials and components from its suppliers on favorable terms.

PRECISION'S BUSINESS COULD BE ADVERSELY AFFECTED TO THE EXTENT THE U.S. GOVERNMENT TERMINATED OR MODIFIED A CONTRACT WITH PRECISION OR ONE OF ITS CUSTOMERS.

     Precision is generally not a direct party to any contracts with the U.S. Government. However, a portion of its sales are to customers who use the parts, assemblies or tooling Precision supplies to them to fill orders under U.S. government contracts to which they are a party. U.S. government contracts have significant inherent risks, including:

- the ability of the U.S. government to terminate a contract for convenience, in which case the other party could be limited to receiving only costs already incurred or committed;

- modification of U.S. government contracts due to lack of Congressional funding or changes in such funds; and

- an extensive and complex regulatory structure, which could subject the other party to contract termination, civil and criminal penalties and in some cases, suspension or disbarment from future U.S. government contracts.

      To the extent the U.S. government terminates or modifies a contract with one of Precision's customers, Precision could be adversely affected if the affected customer reduced its purchases from Precision as a result. In addition, in the few instances where Precision is a direct party to a U.S. government contract, the inherent risks described above, as well as risks associated with the competitive bidding atmosphere under which U.S. government contracts are awarded and unreimbursed cost overruns in fixed-price contracts, could have a material adverse effect on its results of operations and financial condition.

PRECISION'S EQUIPMENT, FACILITIES AND OPERATIONS ARE SUBJECT TO NUMEROUS ENVIRONMENTAL AND OTHER GOVERNMENT REGULATIONS THAT MAY BECOME MORE STRINGENT IN THE FUTURE AND MAY RESULT IN INCREASED LIABILITY AND INCREASED CAPITAL EXPENDITURES.

      Precision's equipment, facilities and operations are subject to increasingly complex and stringent federal, state and local laws and regulations pertaining to protection of human health and the environment. These include, among other things, the discharge of contaminants into the environment and the handling and disposition of wastes (including industrial, solid and hazardous wastes). In addition, Precision is required to obtain and maintain regulatory approvals in the United States in connection with its operations. Many environmental laws and regulations provide for substantial fines and criminal sanctions for violations. It is difficult to predict the future development of such laws and regulations or their impact on future earnings and operations, but Precision anticipates that these laws and regulations will continue to require increased capital expenditures because environmental standards will become more stringent. Precision cannot assure you that material costs or liabilities will not be incurred.

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

      Because Precision owns and operates a number of facilities, and because it arranges for the disposal of hazardous materials at many disposal sites, it may incur costs for investigation, removal and remediation, as well as capital costs associated with compliance with environmental laws and regulations. Although such environmental costs have not been material in the past and are not expected to be material in the future, changes in environmental laws and regulations or unexpected investigations and clean-up costs could have a material adverse effect on Precision's business, financial condition or results of operations.

      On the basis of historical financial information, recent operating history and other factors, Precision believes that the subsidiary guarantees are being incurred for proper purposes and in good faith and that each subsidiary guarantor, after giving effect to its guarantee of the Notes, will not be insolvent, will not have unreasonably small capital for the business in which it is engaged and will not have incurred debts beyond its ability to pay such debts as they mature. There can be no assurance, however, as to what standard a court would apply in making such determinations or that a court would agree with Precision's conclusions in this regard.

INFLATION

    Precision does not believe that inflation has had a significant impact on its cost of operations.

YEAR 2000

    Precision did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000.
Based on operations since January 1, 2000, Precision does not expect any significant impact to its on-going business as a result of the "Year 2000 issue". However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarter, or year end. Precision believes that such problems are likely to be minor and correctable. In addition, Precision could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar issues. Precision currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

    Precision's term loan facility provides for interest to be charged at either the eurodollar rate or a base rate determined in accordance with the credit agreement. Based on Precision's current level of borrowings from its term loan facility, a 1.0% change in interest rate would result in a $0.2 million annual change in interest expense. Precision's revolving line of credit provides for interest to be charged at either the Eurodollar rate or a base rate determined in accordance with the credit agreement. Based on Precision's current level of outstanding revolving line of credit, a 1.0% change in interest rates would result in a $0.1 million annual change in interest expense. Precision's $35.0 million operating lease program provides for interest to be charged at the LIBOR rate plus basis points in accordance with the master lease agreement. Based on Precision's current level of outstanding operating lease obligations, a 1.0% change in the LIBOR interest rate would result in a $0.2 annual change in equipment rental expense.

    The remainder of Precision's debt is at fixed interest rates that are not subject to changes in interest rates. Precision does not own nor is it obligated for other significant debt or equity securities that would be affected by fluctuations in market risk.

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Not applicable.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) through (d)   Not applicable.

ITEM 5:  OTHER INFORMATION

Subsequent to the end of the quarter ended March 31, 2000, the resignations of Dr. James Ashton, Chairman and Chief Executive Officer of Precision, Mr. Ronald Miller, Chief Financial Officer of Precision and Mr. Melvin Johnson, Vice-President of Operations of Precision, were accepted by the Board of Directors of Precision as tendered. The executives agreed to continue their leadership roles until a successor team was named and a transition strategy was executed.

On July 10, 2000, a new management team, headed by John G. Raos, was appointed to succeed Dr. Ashton, Mr. Miller, and Mr. Johnson. Mr. Raos, who was named President and Chief Executive Officer, is joined by Frank R. Reilly as Executive Vice-President and Chief Financial Officer and Peter J. Statile as Executive Vice-President of Corporate Development and Operations.

For the last five years, Mr. Raos served U.S. Industries, Inc., a $3 billion building products and industrial company, as President, Chief Operating Officer and Director. Mr. Reilly was a consultant with the Sumner Group, a financial advisory and investment business that he founded in 1998. Prior to the Sumner Group, Mr. Reilly served U.S. Industries as Senior Vice President, Chief Financial Officer, and Director. Prior to joining Precision, Mr. Statile was Executive Vice President - Operations of Strategic Industries, Inc., a diversified company with revenues in excess of $850 million.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

Not Applicable.

                            PRECISION PARTNERS, INC.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       PRECISION PARTNERS, INC.


Dated:  August [14], 2000              By:  /s/ FRANK R. REILLY
                                       ----------------------------------------
                                            Frank R. Reilly
                                            Chief Financial Officer