Form 10-Q
period 2000-09-30
PRECISION PARTNERS INC
filed 2000-12-11
CIK 1086478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000.

                                       OR

        (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-33438



                            PRECISION PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
            DELAWARE                                    75-2783285
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 100 as of November 30, 2000.

                            PRECISION PARTNERS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets as of                             3
               September 30, 2000 (Unaudited) and December 31, 1999

               Unaudited Consolidated Statements of Operations for the       4
               Three Months and Nine Months Ended September 30, 2000
               and 1999

               Unaudited Consolidated Statements of Cash Flows for
               the Nine Months Ended September 30, 2000 and 1999             5

               Notes to Unaudited Consolidated Financial Statements          6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          12

      Item 3.  Quantitative and Qualitative Disclosure of Market Risk       30

PART II:  OTHER INFORMATION

      Item 1.  Legal Proceedings                                            31

      Item 2.  Changes in Securities                                        31

      Item 3.  Defaults Upon Senior Securities                              31

      Item 4.  Submission of Matters to a Vote of Securities Holders        31

      Item 5.  Other Information                                            31

      Item 6.  Exhibits and Reports on Form 8-K                             31


SIGNATURE                                                                   32

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            Precision Partners, Inc.
                           Consolidated Balance Sheets


                                                             September 30,  December 31,
                                                                 2000           1999
                                                             -------------  ------------
                                                             (Unaudited)
                                                                     (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                   $      --      $     313
    Trade accounts receivable, less allowance
    for doubtful accounts of $696 at September
    30, 2000 and $261 at December 31, 1999                       20,928         23,613
  Inventories                                                    16,955         18,404
    Deferred income taxes                                            --          1,303
    Other current assets                                          1,564          1,916
                                                              ---------      ---------
Total current assets                                             39,447         45,549

Property, plant and equipment, at cost, net                      60,072         71,057
Goodwill, net                                                    72,645         77,429
Advance deposits for equipment leases                             9,547          3,532
Deferred income taxes                                             6,549             --
Other assets                                                      5,862          7,891
Non-compete agreement                                               188            933
                                                              =========      =========
Total assets                                                  $ 194,310      $ 206,391
                                                              =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Short-term borrowings                                      $   9,805      $  11,200
   Accounts  payable                                             13,562          7,703
   Accrued expenses                                              11,291         11,406
   Income taxes payable                                             300          1,014
   Deferred revenue                                               1,872          4,700
   Current installments of long term debt                         4,396          2,611
   Other current liabilities                                      5,727          3,071
                                                              ---------      ---------
Total current liabilities                                        46,953         41,705

Long term debt, less current portion                            118,043        120,737
Deferred income taxes                                             7,817          7,817

Commitments and contingencies

Stockholder's equity:
   Common stock, $.01 par value; 100 shares
   authorized, issued and outstanding                                --             --
   Additional paid-in capital                                    42,051         42,042
   Accumulated deficit                                          (20,554)        (5,910)
                                                              ---------      ---------
Total stockholder's equity                                       21,497         36,132
                                                              =========      =========
Total liabilities and stockholder's equity                    $ 194,310      $ 206,391
                                                              =========      =========

SEE ACCOMPANYING NOTES

                            Precision Partners, Inc.
                 Unaudited Consolidated Statements of Operations


                                                 Three months ended           Nine months ended
                                                   September 30,                 September 30,
                                             ------------------------       ------------------------
                                                2000           1999           2000            1999
                                             ---------       --------       --------       ---------
                                                                   (IN THOUSANDS)

Net sales                                    $  37,589      $  35,371      $ 125,664      $  81,301

Cost of sales (Note 5)                          33,986         28,813        101,831         61,884
Impairment of long-lived assets (Note 6)         4,270             --          4,270             --
                                             ---------      ---------      ---------      ---------

Gross (loss) profit                               (667)         6,558         19,563         19,417
Selling, general and administrative
  expenses (Note 5)                              8,315          6,743         23,288         14,797
Impairment of long-lived assets (Note 6)         2,501             --          2,501             --
                                             ---------      ---------      ---------      ---------

Operating  (loss) income                       (11,483)          (185)        (6,226)         4,620
Other income (expense):
  Interest income                                    7            114             30            233
  Interest expense                              (3,860)        (3,628)       (12,197)        (8,629)
  Other  (Note 5)                                 (888)             3           (936)             9
                                             ---------      ---------      ---------      ---------

Loss before income taxes                       (16,224)        (3,696)       (19,329)        (3,767)
Benefit for income taxes                        (3,920)        (1,316)        (4,685)        (1,020)
                                             ---------      ---------      ---------      ---------

Net loss                                     $ (12,304)     $  (2,380)     $ (14,644)     $  (2,747)
                                             =========      =========      =========      =========

SEE ACCOMPANYING NOTES

                            Precision Partners, Inc.
                 Unaudited Consolidated Statements of Cash Flows


                                                         Nine months ended
                                                            September 30,
                                                      -------------------------
                                                          2000       1999
                                                      ----------     ----------
                                                           (IN THOUSANDS)

OPERATING ACTIVITIES
Net loss                                              $ (14,644)     $  (2,747)
Adjustments to reconcile net loss to
net cash
   provided by operating activities:
   provided by operating activities:
      Depreciation                                        8,848          5,699
      Amortization                                        4,452          3,207
      Impairment of long-lived assets                     6,771             --
      Loss on disposal of fixed assets                    1,325             --
      Deferred income taxes                              (5,246)            --

      Changes in operating assets and
        liabilities, net of acquisitions:
      Trade accounts receivable                           2,685         (4,507)
      Inventories                                         1,449         (2,744)
      Other current assets                                  352           (637)
      Advance deposit for equipment leases               (6,015)            --
      Other assets                                        2,029            210
      Accounts payable                                    5,859             70
      Accrued expenses                                     (115)         2,914
      Income taxes payable                                 (714)        (1,390)
      Deferred revenue                                   (2,828)          (126)
      Other current liabilities                           2,656          1,175
                                                      ---------      ---------
Net cash provided by operating activities                 6,864          1,124

INVESTING ACTIVITIES
Proceeds from sale of property, plant
and equipment                                               366             --
Purchase of property, plant and
equipment                                                (4,104)        (8,307)
Acquisition of subsidiaries, net of cash                   (206)      (111,274)
                                                      ---------      ---------
Net cash used in investing activities                    (3,944)      (119,581)

FINANCING ACTIVITIES
Proceeds from revolving line of credit                   32,055         14,300
Repayment of revolving line of credit                   (33,450)            --
Repayment of long-term debt                                (909)       (23,200)
Proceeds from long-term debt                                 --        123,000
Contribution of capital                                       9         10,035
Payment of debt issue costs                                (938)        (5,502)
                                                      ---------      ---------
Net cash (used in) provided by
financing activities                                     (3,233)       118,633
                                                      ---------      ---------

Net (decrease) increase in cash and
  cash equivalents                                         (313)           176
Cash and cash equivalents,  beginning of
period                                                      313            963
                                                      ---------      ---------
Cash and cash equivalents, end of period              $      --      $   1,139
                                                      =========      =========

SUPPLEMENTARY INFORMATION FOR THE
STATEMENT OF CASH FLOWS:
Interest payments                                     $  14,850      $
Income tax payments                                   $   1,274      $     467
Non-cash investing and financing
   activities - purchase of computer
   hardware/software under financing
   agreements                                         $      97      $     344
Non-cash director and officer insurance
   premium financing activities                       $      --      $     164

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

      The excess of the purchase price over the net fair value of the assets acquired in the 1998 Acquisitions and the 1999 Acquisitions was allocated to goodwill, which is being amortized over 20 years.

      Prior to the 1998 Acquisitions, LLC had substantially no operations, and prior to the reorganization and 1999 Acquisitions, Precision had substantially no operations. For financial statement presentation purposes, the reorganization is accounted for as if it had occurred on September 9, 1998, in a manner similar to a pooling of interests. The 1999 Acquisitions, except for the acquisition of Gillette which occurred on September 1, 1999, for accounting purposes are assumed to have occurred on March 31, 1999. Therefore, the Consolidated Statement of Operations and Cash Flows for the periods ended September 30, 1999 include (i) the operations of Mid State and Galaxy for the three and nine months ended September 30, 1999, (ii) the operations of Certified, General, Nationwide, and Precision's corporate office for the three months and six months ended September 30, 1999, (iii) the operations of Gillette for the one month ended September 30 1999, and
(iv) expenses related to the Management Corporation from January 1, 1999 to March 19, 1999 (prior to the reorganization).

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily, and should not be construed as, indicative of the results that may be achieved for a full year. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated upon consolidation.

      Certain prior period amounts have been reclassified to conform to the current period's presentation.


2.    INVENTORIES AND COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

      Inventories consist of the following at:


                                             September 30,   December 31,
                                                  2000          1999
                                             -------------   -------------
                                                     (IN THOUSANDS)

               Raw materials                      $ 3,993     $ 2,575
               Work in process                     10,394      13,978
               Finished goods                       2,913       2,365
                                                  -------     -------
                                                   17,300      18,918
               Less reserves for obsolescence         345         514
                                                  -------     -------
                                                  $16,955     $18,404
                                                  =======     =======


      Information regarding contract costs, estimating earnings and progress billings consist of the following at:


                                                  September 30,  December 31,
                                                      2000           1999
                                                  -------------  ------------

     Costs incurred on uncompleted contracts         $   905        $ 9,510
     Estimated earnings                                  258          1,187
                                                     -------        -------
                                                       1,163         10,697
     Less net progress billings                           --          7,893
                                                     =======        =======
     Costs and estimated earnings on uncompleted
        contracts included in work in progress
        inventory                                    $ 1,163        $ 2,804
                                                     =======        =======


      There were no significant billings in excess of net costs and estimated earnings on uncompleted contracts.

3.    OTHER CURRENT LIABILITIES

      As a result of alleged defaults which existed under the master lease agreement, as explained further in Notes 4 and 9, the Company had not received funding from General Electric Capital Corporation ("GECC") under such agreement for equipment delivered during the third quarter. As of September 30, 2000, Precision carried approximately $5.6 million of unpaid invoices for such machinery and equipment in other current liabilities. As part of the December 8, 2000 amendments to its existing credit agreements with its bank lenders and the master lease agreement with GECC, also explained in Notes 4 and 9 below, Precision entered into an equipment term loan from GECC, a portion of the proceeds which will be used to pay the invoices related to the machinery and equipment delivered during the quarter.

4.    DEBT

      Precision maintains a revolving line of credit of $25.0 million, which matures on March 31, 2005, under which it can borrow funds or secure letters of credit at prevailing market rates. As of September 30, 2000, Precision had outstanding draws on the line of credit totaling approximately $9.8 million (at an interest rate of approximately 9.6% at September 30, 2000). The revolving line of credit is secured by substantially all accounts receivable and inventory. Advances under the line are available based upon 85% of outstanding eligible accounts receivable and 50% of eligible inventories. A commitment fee of 0.5% per annum is payable in connection with the line of credit in arrears on the last day of each quarter. The fee is calculated from the closing date, March 19, 1999, to the date the revolving commitments are terminated, computed at the applicable rate based on the actual daily amount of available revolving commitment of each lending during the period. As of September 30, 2000, the Company had approximately $15.2 million of available borrowing capacity under the revolving credit facility.

      Long-term debt consists of the following at:


                                                          September 30,   December 31,
                                                               2000           1999
                                                          -------------   -------------
                                                                  (IN THOUSANDS)
Precision Partners, Inc. 12% Senior Subordinated Notes
   due 2009, interest paid semiannually on March 15 and
   September 15 commencing on September 15, 1999               $100,000        $100,000

Note payable to a bank, due in quarterly principal
   installments plus interest at
   a variable rate (9.0625% as of September 30, 2000),
   maturing March 31, 2005,
   secured by all assets and property of Precision
   Partners and its subsidiaries.  Quarterly principal
   installments of $805,000 began on June 30, 2000, and
   increase to $920,000 on June 30, 2001, $1,150,000 on
   June 30, 2002, $1,380,000 on June 30, 2003, and
   $1,495,000 on June 30, 2004                                   22,195          23,000

Financial software financing agreement due in twelve
   quarterly installments of $32,471, including interest
   at 7.8% per annum, ending March 2002                             182             265

Director and officer insurance premium financing
   agreement, due in six quarterly installments of
   $28,997, including interest at 7.15% per annum                    --              83

Computer hardware financing agreement due in  thirty six
   monthly installments of $2,214, including interest at
   10.8% per annum, ending June 2003                                 62              --
                                                               --------        --------
                                                                122,439         123,348
Less current portion                                              4,396           2,611
                                                               ========        ========
                                                               $118,043        $120,737
                                                               ========        ========

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

      Precision has unamortized deferred financing costs of $5.1 million related to the Notes, the note payable and its revolving credit facility. The costs are being amortized over the life of the related Notes, note payable and revolving credit facility.

      The indenture governing the Notes, as well as the terms of Precision's note payable and revolving credit facility, contain covenants that limit Precision's and some of its subsidiaries' ability to incur additional debt, pay dividends on or redeem or repurchase capital stock, enter into transactions with affiliates and transfer or sell assets, among other things.

      Under the terms of the credit facilities, Precision is also required to maintain certain leverage, interest coverage, and fixed charge coverage ratios on a consolidated basis as well as comply with certain other covenants. The terms of these credit facilities provide for the suspension of borrowings and the repayment of all debt in the event of default. In addition, a default under the credit facilities could potentially result in a default under other agreements to which Precision is a party, including lease agreements, such as the master lease agreement with GECC described in more detail in Note 9 and the new GECC equipment term loan facility described below. On September 21, 2000, the Company notified its bank group of its anticipated noncompliance with financial covenants applicable to the third quarter of 2000. In recognition of the reorganization activity and the related $10.9 million charge as discussed in Notes 5 and 6 below, on September 30, 2000, the bank group agreed to waive compliance with the financial covenants through December 29, 2000. As of September 30, 2000, the Company had $32.0 million of indebtedness outstanding under its credit facilities.

      Additionally, on November 1, 2000, GECC notified the Company that it was in default under a master lease agreement between the parties as a result of the Company's noncompliance with the same financial covenants as those contained in the credit agreement for the third quarter and other unspecified covenants and representations. On November 14, 2000, GECC agreed to waive these defaults through November 30, 2000 on the condition that the parties enter into an amendment to the lease on or prior to such date. As of September 30, 2000, the Company had $18.5 million of operating leases outstanding under the master lease.

      On November 13, 2000, as a result of the existence of the defaults under the GECC master lease agreement discussed above, the bank group notified the Company of additional defaults under the credit facility. On November 14, 2000, the bank group waived these defaults through November 30, 2000 and amended the September 30 waiver to apply only through that date. On November 30, 2000, the bank group extended this waiver through December 8, 2000.

      On December 8, 2000, the Company entered into an amendment and waiver with respect to its credit facilities, an amended and restated master lease with GECC, and a new $20.8 million six-year equipment term loan facility with GECC. In connection with these transactions, the Company received an equity contribution from its primary shareholder of $6.0 million. At closing, the Company drew down the entire $20.8 million under the GECC term loan facility. The Company used approximately $11.8 million of these borrowings to permanently prepay operating leases outstanding as of such date under the amended and restated master lease, approximately $2.9 million to repay advances under the Company's revolving credit facility that were used to fund equipment purchases, and approximately $6.1 million to pay outstanding invoices for new equipment. The $6.0 million proceeds of the equity contribution were used to pay the fees and expenses associated with these transactions and to repay advances under the Company's revolving credit facility used to purchase new equipment.

      The amendment and waiver in respect of the Company's credit facilities includes a waiver of all defaults which may have existed on or prior to November 14, 2000, as well as a reduction in the revolving credit line from $25.0 million to $22.0 million and an increase in the interest rate payable under both the revolving and term loan facilities. Interest will continue to accrue and be paid at either the base rate or LIBOR, plus an applicable margin ranging from 3.0% to 4.0%, depending on Precision's consolidated leverage ratio. This new interest rate represents an increase of approximately 1.0% in the aggregate in the interest payable by the Company over what the Company had paid in prior periods.

      The financial ratios and tests, which the Company must meet, have also been amended to reset the minimum and maximum quarterly requirements, as well as to take account of rental expense under the amended and restated master lease. The credit facilities, as amended, also contain additional tests and ratios which the Company must meet on a monthly and quarterly basis, including minimum consolidated EBITDA ratios.
There have been no changes to the borrowing base formula under the revolving credit line.

      The new equipment term loan facility matures December 1, 2005, subject to an automatic 12-month extension if no default or event of default has occurred or is continuous at the time the extension becomes effective. Borrowings under this facility bear interest at a rate of LIBOR plus a margin of 5.0% subject to reduction under certain limited circumstances based on the Company's consolidated leverage ratio. If at any time after the applicable margin has been reduced, the Company fails to meet its consolidated leverage ratio, the applicable margin will be reset to 5.0%. The new equipment term loan facility requires the Company to comply with all of the financial covenants contained in the Company's credit facilities, as amended. The new equipment facility term loan also imposes limitations on the ability of the Company and its subsidiaries (other than Certified and Gillette, which are not obligors under this facility) to, among other things, incur additional indebtedness, incur liens, make new investments, pay dividends or make certain other restricted payments, enter into sale/leaseback transactions, merge or consolidate with any other persons, or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of its assets and contains customary events of default.

      The borrowers' obligation under the new equipment term loan are secured by a first priority security interest in all equipment financed with borrowings under the facility as well as a second priority lien in all the Company's and its subsidiaries' (other than Gillette and Certified) assets and property pledged to the lenders under the Company's note payable and credit facility.

5.    OPERATIONAL REVIEW AND OTHER ADJUSTMENTS

      Due to ongoing losses at Galaxy, management performed an operational assessment of the facility. Based on the results of that assessment, adjustments of $3,006, $377, and $728 are included in cost of sales, selling, general and administrative expenses, and other income (expense), respectively. The adjustments relate to the write-off of certain inventory, accounts receivable, and machinery and equipment no longer in use.

      In addition, as part of the executed release agreement with a former president of one of Precision's subsidiaries, additional amortization in selling, general and administrative expenses. This additional amortization expense reflects the change in the termination date of that former president's covenant not to compete agreement from August 31, 2004 to December 31, 2000.

6.    IMPAIRMENT CHARGES

      The Company evaluates its long-lived assets, including machinery, equipment and goodwill, on an ongoing basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the assets exceeds its fair value. Significant adverse changes in Galaxy's and Certified's business environments, as well as historical, current and projected cash flow losses led management to evaluate the operations of these two businesses. As a result of this evaluation, management concluded that goodwill, machinery and equipment was impaired, and in accordance with Precision's accounting policies, an impairment loss of $2,318 relating to goodwill and $4,453 relating to machinery and equipment at Galaxy and Certified was recognized in the third quarter of 2000. The write-down of goodwill, machinery and equipment under SFAS 121 is not deductible for income tax purposes. As a result of the recognition of these impairment charges, management estimates an annual reduction of $0.1 million and $0.9 million in amortization and depreciation expenses, respectively.


7.    LITIGATION

      Precision and/or its subsidiaries are defendants from time to time in lawsuits and disputes arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


8.    INCOME TAXES

      Tax benefits for the three and nine months ended September 30, 2000 and 1999 were impacted by permanent differences between pre-tax losses for financial reporting purposes and taxable losses resulting primarily from non-deductible goodwill generated by the stock acquisitions of Mid State, Galaxy, Certified, and Gillette.


9.    OPERATING LEASES

      As of September 30, 2000, Precision had funded approximately $18.5 million of its capital equipment needs with operating leases under the $35.0 million master lease agreement with GECC. This equipment is required primarily to service Precision's recent contracts with Caterpillar and Dana and increased unit delivery requirements from General Electric. After giving effect to the amendments described below, minimum rental commitments under noncancellable operating leases are as follows: 2001--$4.8 million; 2002--$4.6 million; 2003--$3.7 million; 2004--$3.5 million; 2005--$4.7 million.

      On November 1, 2000, GECC notified the Company that it was in default under the master lease agreement as a result of the Company's noncompliance with the same financial covenants as those contained in the credit agreement for the third quarter and other unspecified covenants and representations. On November 14, 2000, GECC agreed to waive these defaults through November 30, 2000 on the condition that the parties enter into an amendment to the lease on or prior to such date. On November 30, 2000, GECC extended the waiver through December 8, 2000.

      On December 8, 2000, in connection with the amendment and waiver with respect to its credit facilities and the new $20.8 million six-year equipment term loan facility with GECC, the Company and GECC amended and restated the master lease. As described in Note 4, approximately $11.8 million of the new GECC equipment term loan was used to prepay operating leases outstanding at such date, thereby reducing the remaining operating lease obligations to approximately $6.7 million in the aggregate. Rent payments under the amended and restated master lease consist of payments of principal plus interest at a rate per annum of LIBOR plus a margin of 5.0%, subject to reduction in the same manner and under the same circumstances as the applicable margin for the GECC equipment term loan described in Note 4. This new interest rate represents an increase of approximately 1.8% over the rate previously paid. The covenants in the master lease were also amended to provide for, among other things, permitted liens and incorporation of the financial covenants and events of default contained in the new GECC equipment term loan facility. For a description of these covenants and events of default, see Note 4 above.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

      With the exception of the historical information contained in this report, the matters described herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning including, statements concerning:

      o     the Company's liquidity and capital resources,

      o the Company's debt levels and ability to obtain financing and service debt,

      o     competitive pressures and trends in the precision tooling industry,

      o     prevailing interest rates,

      o     legal proceedings and regulatory matters,

      o     general economic and business conditions, and

      o     other factors discussed under "Risk Factors."

Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company) which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the ability of management to implement its business strategy in view of the Company's limited operating history; the highly competitive nature of the precision tooling industry and the intense competition from other makers of precision machined metal parts, tooling and assemblies, its dependence on certain key customers; the Company's dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a very competitive environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.


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

      Precision Partners, L.L.C. was formed in September 1998 and Precision was formed in February 1999 for the sole purpose of acquiring and operating companies in the business of manufacturing and supplying complex precision metal parts, tooling and assemblies for original equipment manufacturers. On September 30, 1998, Precision Partners, L.L.C. acquired all of the outstanding capital stock of Mid State Machine Products and Galaxy Industries Corporation. In March 1999, Precision underwent a corporate reorganization under which it acquired all of the issued and outstanding capital stock of Mid State and Galaxy. At the same time, Precision also purchased all of the issued and outstanding capital stock of Certified Fabricators, Inc. and Calbrit Design, Inc., together referred to as Certified, and it purchased substantially all of the assets and assumed some liabilities of General Automation, Inc. and Nationwide Precision Products Corp. The aggregate purchase price including fees and expenses for the March acquisitions was approximately $102.2 million and was financed through the net proceeds from the sale of the outstanding notes, borrowings under Precision's credit facilities, an equity contribution and available cash. In July 1999, Precision merged Calbrit into Certified and in September 1999 Precision acquired Gillette Machine & Tool
Co., Inc. The purchase price for the Gillette acquisition was approximately $14.4 million and was financed using existing cash and borrowings under Precision's revolving credit facility.

      Prior to the acquisitions of Mid State and Galaxy, Precision Partners, L.L.C. had substantially no operations and, prior to the consummation of the reorganization and the acquisitions of Certified, Nationwide and General Automation, Precision had substantially no operations. For financial statement presentation purposes, and for purposes of the following discussion, the reorganization is accounted for as if it occurred on September 9, 1998 and Precision is treated as having commenced operations at that time. See Note 1 to the unaudited consolidated financial statements. For this reason, the following management's discussion and analysis for the three and nine months ended September 30, 1999 includes the results of operations of: (1) Mid State and Galaxy for the three months and nine months ended September 30, 1999, (2) Certified, General, and Nationwide for the three and six months ended September 30, 1999, (3) Gillette for the one month ended September 30, 1999, (4) the expenses of the Management Corporation from January 1, 1999 through March 19, 1999, and (5) the expenses of Precision's management office from March 20, 1999 through September 30, 1999.

      Due to continuing losses and indicators of impairment noted during the third quarter of 2000, Precision began reorganizing two of its business units, Galaxy and Certified. Galaxy's new engine block operation is now under the management of Nationwide, which specializes in long-run production processes for auto and light truck components. Galaxy's other three plants are now under the management of Gillette, which specializes in short-run precision machined production for the business machine, medical, and railroad switching equipment industries. To improve operational performance, management intends to consolidate the three Galaxy manufacturing operations under Gillette's management into one facility. This consolidation is expected to be completed in the first quarter of 2001.

      Earlier this year, Precision began a similar reorganization at Certified. Since January 1, 2000, Certified's workforce has been reduced by approximately 36 percent, from 127 to 81. The Company also further rationalized Certified's product line. On September 11, 2000, Dennis Williams was named President and CEO of Certified. Since March 1999, Mr. Williams has held various positions at Certified, most recently as Director of Manufacturing. Prior to 1999, Mr. Williams spent 13 years at the Boeing Commercial Airplane Group.

      As a result of the reorganization and the indicators of impairment of long-lived assets at Galaxy and Certified, the Company incurred non-cash, after-tax charges of approximately $9.0 million ($10.9 million pre-tax) in the aggregate for the quarter ended September 30, 2000. Additional cash costs of approximately $1.4 million ($1.9 million pre-tax), related to the reorganization and plant consolidation at Galaxy and Certified, are expected to be incurred in the fourth quarter of 2000. These additional costs are expected to be partially offset by the sale of real estate and other assets no longer being utilized by the Company. These changes are described in more detail below in the discussion of Precision's historical and pro forma results of operations.

HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES

      Net sales increased 6.3% to $37.6 million in the third quarter of 2000 compared to $35.4 million in the same period 1999. The increase is primarily due to the acquisition of Gillette in September 1999 and continued growth in power generation, light truck, and business machine component sales partially offset by continuing declines in aerospace and automotive component sales. Power generation, light truck and business machine component sales are expected to continue to grow, although the declining aerospace tooling marketplace is expected to continue to have a negative impact on net sales and therefore Precision's results of operations in the near term.

COST OF SALES

      Cost of sales increased to $34.0 million in the third quarter of 2000 compared to $28.8 million in the third quarter of 1999. The increase is primarily due to an adjustment of $3.0 million recorded in the third quarter of 2000 related to the write-down in value of certain inventory, machinery and equipment no longer in use at Galaxy, as well as the increase in net sales.

GROSS (LOSS) PROFIT

      Gross (loss) profit decreased to a loss of $0.1 million in the third quarter of 2000 compared to a profit of $6.6 million in the same period in 1999 primarily due to impairment charges recognized in the third quarter of 2000 related to the carrying value of long-lived assets at Galaxy and Certified and the above-described adjustment to inventory and machinery and equipment at Galaxy. These charges totaled $7.3 million and reflect the impairment of fixed assets related to unprofitable business lines in the aerospace and heavy equipment sectors and the results of an operational review at Galaxy. Increases in gross profit at Mid State, Nationwide, and General, together with the gross profit contributed by Gillette for a full quarter in 2000 compared to only one month in the third quarter of 1999 partially offset the effects of the impairment and special charges. Gross margin decreased by 21.0% to (2.4%) in the third quarter of 2000 from 18.5% in the comparable period in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general, and administrative expenses increased 23.3% to $8.3 million in the third quarter of 2000 compared to $6.7 million in the same period of 1999. An increase in the allowance for doubtful accounts for disputed receivables and the inclusion of selling, general, and administrative expenses of Gillette for a full quarter in 2000 compared to only one month in the third quarter of 1999 contributed to the increase.

      In addition, a special charge of $2.5 million was recognized during the third quarter of 2000 reflecting the impairment of goodwill and other long-lived assets related to unprofitable business lines in the heavy equipment sector.

OPERATING LOSS

      As a result of the above mentioned discussion, an operating loss of $11.5 million was incurred in the third quarter of 2000 compared to an operating loss of $0.2 million in the same period in 1999.

INCOME TAX BENEFIT

      The third quarter of 2000 and 1999 tax benefits were impacted by permanent differences between pre-tax loss for financial reporting purposes and taxable losses resulting primarily from non-deductible goodwill generated by the stock acquisitions.

NET LOSS

      Net loss was $12.3 million in the third quarter of 2000, compared to net loss of $2.4 million in the same period of 1999 due to the above mentioned charges, as well as interest expense associated with funding the Gillette acquisition and new capital equipment programs at Mid State, Galaxy, and Nationwide. Losses on disposal of idle or obsolete equipment during the period also contributed to the period over period increase in net loss.

DEPRECIATION AND GOODWILL AMORTIZATION

      Depreciation and goodwill amortization increased 29.8% to $4.6 million in the third quarter of 2000 compared to $3.6 million in the same period of 1999. The increase is largely due to the acceleration of amortization expense relating to the change in the length of a covenant not to compete agreement with a former president of one of Precision's subsidiaries. Depreciation on capital expenditures, as well as depreciation and goodwill amortization from the acquisition of Gillette in 1999 also contributed to the period over period increase. In addition, as a result of the recognition of the above-mentioned charges, management estimates an annual reduction of $0.1 million and $0.9 million in amortization and depreciation expenses, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES

      Net sales increased 54.6% to $125.7 million in the nine months ended September 30, 2000 compared to $81.3 million in the same period in 1999. The increase is primarily due to the acquisitions of Certified, General, Nationwide, and Gillette in 1999, as well as growth in power generation, light truck, and business machine component sales partially offset by continuing declines in aerospace and other automotive component sales.

COST OF SALES

      Cost of sales increased to $101.8 million for the nine months ended September 30, 2000 compared to $61.9 million for the nine months ended September 30, 1999. This increase is primarily due to the increase in net sales and the 1999 acquisitions of Certified, Nationwide, General, and Gillette, as well as an adjustment of $3.0 million recorded in the third quarter of 2000 related to the write-down in value of certain inventory and of certain machinery and equipment no longer in use.

GROSS PROFIT

      Gross profit increased to $19.6 million in the nine months ended September 30, 2000 compared to $19.4 million in the same period in 1999. This increase is primarily due to increased power generation, light truck and business machine component sales, partially offset by the special and impairment charges recognized in the third quarter of 2000 related to the carrying value of long-lived assets at Galaxy and Certified and the above-described adjustment to inventory and machinery and equipment at Galaxy. Gross margin decreased to 15.6% in the nine months ended September 30, 2000 from 23.9% in the comparable period in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general, and administrative expenses increased to $23.3 million in the nine months ending September 30, 2000 compared to $14.8 million in the same period 1999. The increase is primarily attributable to the acquisitions of Certified, General, Nationwide, and Gillette in 1999 and an increase in the allowance for doubtful accounts relating to disputed receivables. Costs related to increased net sales and severance costs relating to management changes also contributed to the period over period increase.

      In addition, a special charge of $2.5 million was recognized during the third quarter of 2000 reflecting the impairment of goodwill and other long-lived assets related to unprofitable business lines in the heavy equipment sector.

OPERATING (LOSS) INCOME

      For the nine months ended September 30, 2000, the Company generated operating losses of $6.2 million compared to operating income of $4.6 million for the nine months ended September 30, 1999.

INCOME TAX BENEFIT

      Tax benefits for the nine months ended September 30, 2000 and 1999 were impacted by permanent differences between pre-tax loss for financial reporting purposes and taxable losses resulting primarily from non-deductible goodwill generated by the stock acquisitions.

NET LOSS

      Net loss was $14.6 million in the nine months ended September 30, 2000, compared to a net loss of $2.7 million in the same period of 1999 due to the aforementioned reasons and interest expense associated with the outstanding 12% senior subordinated notes, the proceeds of which were used to fund the Certified, General, and Nationwide acquisitions, and interest expense associated with funding the Gillette acquisition and new capital equipment programs at Mid State,

Galaxy, and Nationwide. Losses on disposal of idle or obsolete equipment during the third quarter of 2000 also contributed to the period over period increase in net loss.


DEPRECIATION AND GOODWILL AMORTIZATION

      Depreciation and goodwill amortization increased 58.0% to $12.6 million in the nine months ending September 30, 2000 compared to $8.0 million in the same period of 1999. The increase is primarily due to depreciation and goodwill amortization from the acquisitions of Certified, General, Nationwide, and Gillette in 1999, as well as the acceleration of amortization expense relating to the change in length of a covenant not to compete agreement with a former president of one of Precision's subsidiaries. In addition, as a result of the recognition of the above-mentioned charges, management estimates an annual reduction of $0.1 million and $0.9 million in amortization and depreciation expenses, respectively.

PRO FORMA FINANCIAL INFORMATION

      The unaudited pro forma consolidated statement of operations for the nine month period ended September 30, 1999 includes the operations of Mid State and Galaxy for the period and gives effect to the 1999 Acquisitions as if the transactions had occurred on January 1, 1999. For purposes of the unaudited pro forma consolidated statements of operations, the historical financial information of General and Nationwide has been adjusted to eliminate the effect of certain assets not acquired and certain liabilities not assumed in the acquisition by Precision, in each case in accordance with the terms of the purchase agreement relating to such acquisition. The unaudited pro forma consolidated financial statements should be read in conjunction with the unaudited historical consolidated financial statements of Precision, including the notes thereto, included elsewhere in this report.

      Management believes that the adjustments necessary to fairly present this pro forma consolidated financial information have been made based on available information and in the opinion of management are reasonable and are described in the accompanying notes. The pro forma consolidated financial information should not be considered indicative of actual results that would have been achieved had the transactions been consummated on the respective dates indicated and do not purport to indicate results of operations as of any future date or for any future period. The assumptions used in the preparation of the pro forma consolidated financial information include significant subjective judgment on the part of management, and although it believes such assumptions to be reasonable, Precision cannot assure you that all of those assumptions will prove to be correct. Although not required by Regulation S-X, due to the significance of the 1999 Acquisitions, Precision is presenting this pro forma consolidated financial information to provide a meaningful comparison for the nine months ended September 30, 2000 and the corresponding period in the prior year.

      The following table sets forth Precision's unaudited historical consolidated statement of operations and other information for the nine months ended September 30, 2000 and the pro forma statement of operations and other pro forma information for the nine months ended September 30, 1999, both in dollars and expressed as a percentage of net sales:


                                                           Nine months ending
                                                              September 30,
                                                       --------------------------
                                                          2000           1999
                                                       ----------      ----------
                                                              (IN THOUSANDS)
                                                                       (PRO FORMA)

                    Net sales                           $ 125,664       $ 107,862
                    Cost of sales (1)                     101,831          81,956
                    Impairment of long-lived assets         4,270              --
                                                        ---------       ---------
                    Gross profit                           19,563          25,906
                    % of sales                               15.6%           24.0%
                    Selling, general and
                      administrative
                      expenses (2)                         23,288          18,474
                    Impairment of long-lived assets         2,501              --
                                                        ---------       ---------

                    Operating (loss) income                (6,226)          7,432
                    % of sales                               (5.0%)           6.9%
                    Other income (expense):
                       Net interest expense (3)           (12,167)        (11,803)
                       Other                                 (936)            143
                                                        ---------       ---------

                    Loss before income taxes              (19,329)         (4,228)
                    % of sales                              (15.4%)          (3.9%)
                    Benefit for income taxes (4)           (4,685)           (943)
                                                        ---------       ---------

                    Net loss                            $ (14,644)      $  (3,285)
                                                        =========       =========
                    % of sales                              (11.7%)          (3.1%)

                    EBITDA: (5)
                    Operating income                    $  (6,226)      $   7,432
                    Depreciation                            8,848           8,448
                    Goodwill amortization (6)               3,804           3,075
                                                        ---------       ---------
                    Total                               $   6,426       $  18,955
                    % of sales                                5.1%           17.6%

NOTES TO PRO FORMA FINANCIAL INFORMATION


                                                                Nine months ended
                                                         -----------------------------
                                                         September 30,   September 30,
                                                            2000             1999
                                                         -------------   -------------
                                                              (IN THOUSANDS)

          (1) COST OF SALES PRO FORMA ADJUSTMENTS:
          Increased depreciation due to fixed asset
             step up to fair market value                 $    --           $   831
          Adjustment for new lease terms of
             facilities at Nationwide made as part
             of the purchase, net of the
             elimination of depreciation expense on
             a building not acquired                           --               136
          Adjustment for new lease terms of
             facilities at General made as part of
             the purchase agreement                            --               (24)
                                                          -------           -------
                                                          $    --           $   943
                                                          -------           -------

          (2) SG&A PRO FORMA ADJUSTMENTS:
          Goodwill amortization related to the
             acquisitions                                 $    --               718
          Adjustments for termination of executive
             positions held by shareholders
             and related parties as part of the
             purchase contract of Gillette
             whose positions
             will not be replaced                              --            (1,515)
          Reduction  in  shareholders' compensation,
             bonus, and benefits as a result of
             employment contracts executed in
             connection with the transactions                  --              (254)
          Elimination of acquisition related expenses          --              (212)
                                                          -------           -------
                                                          $    --           $(1,263)
                                                          -------           -------

          (3) Interest expense related to the $100,000,000 Precision Partners, Inc. 12% Senior Subordinated Notes due 2009, the $23,000,000 note payable to a bank, the $25,000,000 revolving credit facility, and debt issue costs expensed in refinancing.

          (4) Adjustment to record the income tax benefit on pro forma loss before income taxes.

          (5) EBITDA is defined as operating income plus depreciation and amortization. EBITDA includes impairment charges recognized under SFAS 121 totaling $6,771. Excluding the effects of these impairment charges, which are non-cash in nature, EBITDA for the nine months ended September 30, 2000 would have been $13,197 or 10.5% of net sales. EBITDA is not a measure of performance under generally accepted accounting principles. While EBITDA should not be used in isolation or as a substitute for net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity, management believes that it may be used by certain investors as supplemental information to evaluate a company's financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the definition of EBITDA used in this report may not be comparable to the definition of EBITDA used by other companies.

          (6) Goodwill amortization includes the amortization of payments made to a former owner of Galaxy Industries for rights not to compete with Precision. The period of non-competition commenced in October of 1999 and will terminate on December 31, 2000.

PRO FORMA RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999
NET SALES

      Net sales increased 16.5% to $125.7 million for the nine months ended September 30, 2000, compared to $107.9 million for the same period in 1999. During this period sales at Mid State and Galaxy increased 45.1% to $64.1 million from $44.2 million in the prior period, mainly due to increased orders from General Electric and Caterpillar. Sales at General and Nationwide for the period ending September 30, 2000 increased 6.4% to $38.0 million from $35.8 million during the comparable period in 1999 due to increased sales in the automotive tooling and component business. Gillette sales for the period increased 22.8% to $13.8 million from $11.3 million during the comparable period of 1999 due to increased business machine and medical product volume. Sales at Certified for the period ending September 30, 2000 decreased 41.7% to $9.7 million from $16.7 million during the comparable period in 1999, due to contract-pricing difficulties and continued overall softness in the defense and aerospace sectors.

COST OF SALES

      Cost of sales increased to $101.8 million for the nine months ended September 30, 2000 compared to $82.0 million for the nine months ended September 30, 1999. This increase is primarily due to the increase in net sales, as well as an adjustment of $3.0 million recorded in the third quarter of 2000 related to the write-down in value of certain inventory and of certain machinery and equipment no longer in use.

GROSS PROFIT

      Gross profit for the period ending September 30, 2000 decreased 24.5% to $19.6 million from $25.9 million in the comparable period in 1999 primarily due to charges of $4.3 million related to the impairment of fixed assets at facilities servicing the aerospace and heavy construction sectors. Continued margin strength in the power generation and automotive component sectors helped offset these impairment and special charges. Gross margin decreased 8.4% during this period to 15.4% from 24.0%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general, and administrative expenses increased to $23.3 million in the nine months ending September 30, 2000 compared to $18.5 million in the same period 1999. Costs related to increased net sales, increases in the allowance for doubtful accounts relating to disputed receivables, increases in professional fees, and severance costs relating to management changes contributed to the period over period increase.

      In addition, a special charge of $2.5 million was recognized during the third quarter of 2000 reflecting the impairment of goodwill and other long-lived assets related to unprofitable business lines in the heavy equipment sector.

OPERATING (LOSS) INCOME

      For the nine months ended September 30, 2000, the Company generated operating losses of $6.2 million compared to operating income of $7.4 million for the nine months ended September 30, 1999.

INCOME TAX BENEFIT

      Income tax benefit increased to $4.7 million for the nine months ended September 30, 2000 from $0.9 million in the same period in 1999 due to the increase in taxable loss.

NET LOSS

      As a result of the foregoing, the net loss during the period ending September 30, 2000 was $14.6 million compared to $3.3 million during the same period in 1999. Losses on disposal of idle or obsolete equipment during the third quarter of 2000 also contributed to the period over period increase in net loss.



DEPRECIATION AND GOODWILL AMORTIZATION

      Depreciation and goodwill amortization expense increased 9.6% in the nine months ended September 30, 2000 to $12.7 million from $11.5 million in the nine months ended September 30, 1999 due to capital expenditures during 2000, as well as the acceleration of amortization expense relating to the change in the length of a covenant not to compete agreement with a former president of one of Precision's subsidiaries.

BACKLOG

      Backlog for the period ending September 30, 2000 increased 22.2% to $131.5 million from $107.7 million at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities for the nine months ended September 30, 2000 increased to $6.8 million compared to $1.1 million for the same period in 1999. This increase primarily reflects increased operating profits at Mid State and General and profits contributed by Gillette for the full nine months in 2000 compared to only one month in 1999, partially offset by the effects of the impairment and special charges recognized in the third quarter of 2000 in connection with the reorganization and restructuring at Galaxy and Certified.

      Net cash used in investing activities decreased to $3.9 million for the nine months ended September 30, 2000 from $119.6 million for the same period in 1999. This decrease primarily represents a significant decrease in acquisition activity in 2000 as compared to 1999, as well as a reduction in capital expenditures as a result of the equipment operating leases provided by GECC under the master lease entered into in March of 1999. At September 30, 2000, Precision had $18.5 million of operating leases under this agreement.

      Net cash used in financing activities in the nine months ended September 30, 2000 was $3.2 million, primarily reflecting repayment of debt and payment of debt issue costs, net of borrowings under Precision's revolving credit facility. Net cash provided by financing activities was $118.6 for the nine months ended September 30, 1999 primarily reflecting the issuance of the Precision's outstanding senior subordinated notes, the entering into of new credit facilities and equity contributions received from shareholder in March 1999 in connection with the 1999 acquisitions, net of repayment of pre-existing debt and payments of fees relating to the issuance of Precision's outstanding senior subordinated notes.

      Precision's principal sources of liquidity are available borrowings under its reducing credit facility and cash flow from operations. Precision expects that its principal uses of liquidity will continue to be working capital, capital expenditures, debt service requirements and permitted acquisitions.

      Precision's credit facilities consist of a $23.0 million note payable and a $25.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit, each maturing on March 31, 2005, unless terminated sooner upon an event of default. As of September 30, 2000, Precision has total debt of approximately $132.2 million, primarily consisting of the outstanding principal amount on Precision's note payable of $22.2 million, the outstanding aggregate principal amount of the Notes and $9.8 million of outstanding borrowings under Precision's revolving credit facility. Precision's ability to borrow under the revolving credit facility is subject to Precision's compliance with the financial covenants described below and a borrowing base that is based on Precision's eligible accounts receivables and inventory.

      The obligations of Precision and its subsidiaries under the revolving credit facility are secured by a first priority security interest in substantially all inventory and accounts receivable, and their obligations under the note payable are secured by a first priority interest in substantially all other property and assets of Precision and its subsidiaries (other than equipment leased from GECC under the master lease and equipment financed under the GECC equipment term loan, in which the lenders have a second priority lien).

      The indenture and Precision's credit facilities impose limitations on Precision's ability to, among other things, incur additional indebtedness (including capital leases), incur liens, pay dividends or make other restricted payments, consummate asset sales, enter into transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of Precision's assets. In addition, the credit facilities limit Precision's ability to enter into sale and leaseback transactions and to make capital expenditures. The credit facilities require Precision to meet and maintain certain financial ratios and tests as described below, including
(i) a minimum interest coverage ratio, EBITDA to interest expense, (ii) a maximum leverage ratio, total debt to EBITDA, and (iii) a minimum fixed charge coverage ratio, EBITDA to interest expense plus other fixed charges.

      Precision's amortization requirements are limited to the note payable and the GECC equipment term loan facility over the next two years. Precision's other debt service requirements over the next two years consist primarily of interest expense on the Notes and borrowings under the revolving credit facility. Precision's short-term cash requirements for its operations are expected to consist mainly of capital expenditures to maintain and expand Precision's manufacturing capabilities and working capital requirements. Precision currently expects that its capital expenditures will be approximately $33.0 million in 2000, including maintenance capital expenditures of approximately $1.5 million. As of September 30, 2000, Precision had funded approximately $18.5 million of capital equipment needs under its master lease with GECC. This equipment is related to Precision's recent contracts with Caterpillar and Dana and increased unit delivery requirements from General Electric. Approximately $11.8 million of these operating leases were retained under the GECC equipment term loan of amounts previously funded under operating leases. However, Precision's capital expenditures will be affected by, and may be greater than currently anticipated depending upon the size and nature of new business opportunities.

      The aggregate purchase price, including fees and expenses, for the acquisitions of Certified, Nationwide and General of $102.0 million does not include potential effects of certain contingent purchase arrangements. A contingent payment may be payable by Precision's parent, Precision Partners Holdings Company, in the form of cash or a note payable-in-kind maturing September 30, 2009, if one of the companies Precision acquired in March 1999 achieves specified EBITDA targets in 2000. Based on year-to-date operating results and projections for the remainder of 2000, management believes the contingent payment described above will not be earned. Additional contingent payments, which were payable by Precision Partners Holding Company, based on this company and another company acquired in March 1999 meeting certain EBITDA targets in 1999 were not earned. In addition, a bonus payment of $3.0 million, based on one of the acquired companies achieving certain 1999 EBITDA targets, to the former stockholder of this company who is now an employee of Precision's company was accrued in December 1999 as compensation expense and was paid in April 2000.

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

      On September 21, 2000, the Company notified its bank group of its anticipated noncompliance with certain financial covenants applicable to the third quarter of 2000. In recognition of the reorganization activity and the related $10.9 million charge, on September 30, 2000, the bank group agreed to waive compliance with the financial covenants through December 29, 2000. As of September 30, 2000, the Company had $32.0 million of indebtedness outstanding under its credit facilities.

      Additionally, on November 1, 2000, GECC notified the Company that it was in default under a master lease agreement between the parties as a result of the Company's noncompliance with the same financial covenants as those contained in the credit agreement for the third quarter and other unspecified covenants and representations. On November 14, 2000, GECC agreed to waive these defaults through November 30, 2000 on the condition that the parties enter into an amendment to the lease on or prior to such date.

      On November 13, 2000, as a result of the existence of the defaults under the GECC master lease agreement discussed above, the bank group notified the Company of additional defaults under the credit facility. On November 14, 2000, the bank group waived these defaults through November 30, 2000 and amended the September 30 waiver to apply only through that date.

      On November 30, 2000, the bank group and GECC extended their waivers through December 8, 2000.

      On December 8, 2000, the Company entered into an amendment and waiver with respect to its credit facilities, an amended and restated master lease with GECC, and a new $20.8 million six-year equipment term loan facility with GECC. In connection with these transactions, the Company received an equity contribution from its primary shareholder of $6.0 million. At closing, the Company drew down the entire $20.8 million under the GECC term loan facility. The Company used approximately $11.8 million of these borrowings to permanently prepay operating leases outstanding as of such date under the amended and restated master lease, approximately $2.9 million to repay advances under the Company's revolving credit facility that were used to fund equipment purchases and approximately $6.1 million to pay outstanding invoices for new equipment. The $6.0 million equity contribution was used to pay the fees and expenses associated with these transactions and to repay advances under the Company's revolving credit facility used to purchase new equipment. The total costs and expenses relating to these transactions are expected to be approximately $1.3 million.

      The amendment and waiver in respect of the Company's credit facilities includes a waiver of all defaults which may have existed on or prior to November 14, 2000, as well as a reduction in the revolving credit line from $25.0 million to $22.0 million and an increase in the interest rate payable under both the revolving credit facility and note payable. Interest will continue to accrue and be paid at either the base rate or LIBOR, plus (in each case) a margin ranging from 3.0% to 4.0%, depending on Precision's consolidated leverage ratio. This new interest rate represents an increase of approximately 1.0% in the aggregate in the interest payable by the Company over what the Company had paid in prior periods.

      The financial ratios and tests, which the Company must meet under the terms of its credit facilities, have also been amended to reset the minimum and maximum quarterly requirements, as well as to take account of rental expense under the amended and restated master lease. The credit facilities, as amended, also contain additional tests and ratios, which the Company must meet on a monthly and quarterly basis, including a minimum consolidated EBITDA ratios. There has been no change to the borrowing base formula the revolving credit line.

      The new equipment term loan facility matures December 1, 2005, subject to an automatic 12-month extension if no default or event of default has occurred or is continuous at the time the extension becomes effective. Borrowings under this facility bear interest at a rate of LIBOR plus a margin of 5.0% subject to reduction under certain limited circumstances based on the Company's consolidated leverage ratio. If at any time after the applicable margin has been reduced, the Company fails to meet its consolidated leverage ratio, the applicable margin will be reset to 5.0% above LIBOR.

      The borrower's obligations under the new equipment term loan are secured by a first priority security interest in all equipment financed with borrowings under the facility as well as a second priority lien in all the Company's and its subsidiaries' (other than Gillette and Certified) assets and property pledged to the lender under the Company's credit facilities.

      The new equipment term loan facility requires the Company to comply with all of the financial covenants contained in the Company's credit facilities, as amended. The new equipment facility term loan also imposes limitations on the ability of the Company and its subsidiaries (other than Certified and Gillette, which are not obligors under this facility) to, among other things, incur additional indebtedness, incur liens, make new investments, pay dividends or make certain other restricted payments, enter into sale/leaseback transactions, merge or consolidate with any other persons, or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of its assets. Events of default include failure to pay principal or interest when due, failure to comply with affirmative or negative covenants, failure to comply with or perform any other provision of the loan documents, breach of representations and warranties, a default under the GECC master lease or the Company's credit facilities, certain events of bankruptcy, liquidation or dissolution, judgement default and failure to pay when due certain other indebtedness of the Company.

      On December 8, 2000, in connection with the amendment and waiver with respect to its credit facilities and the new $20.8 million six-year equipment term loan facility with GECC, the Company and GECC amended and restated the master lease. As described in Note 4 to the financial statements, approximately $11.8 million of the new GECC equipment term loan was used to prepay operating leases outstanding at such date, thereby reducing the remaining outstanding operating lease obligations to approximately to $6.7 million in the aggregate. Rent payments under the amended and restated master lease consist of payments of principal plus interest at a rate per annum of LIBOR plus a margin of 5.0%, subject to reduction in the same manner and under the same circumstances as the applicable margin for the GECC equipment term loan described above. This new interest rate represents an increase of approximately 1.8% over the rate previously paid. The covenants in the master lease were also amended to provide for, among other things, permitted liens and incorporation of the financial covenants and events of default contained in the new GECC equipment term loan facility as described above.

      The Company's ability to comply with both the new and amended covenants contained in its credit facilities, the GECC equipment term loan facility and the amended and restated master lease, including its ability to meet and maintain the financial ratios and tests, may be affected events beyond its control, such as those described below under "Risk Factors."

RISK FACTORS

PRECISION'S SUBSTANTIAL DEBT AND THE SIGNIFICANT DEMANDS ON ITS CASH RESOURCES COULD AFFECT ITS ABILITY TO MAKE PAYMENTS ON THE EXCHANGE NOTES AND ACHIEVE ITS BUSINESS PLAN.

      SUBSTANTIAL DEBT. Precision has incurred a substantial amount of indebtedness that requires significant interest payments. As of September 30, 2000, Precision had total consolidated debt of $132.2 million and net interest expense of approximately $12.2 million for the nine month period then ended. In addition, Precision had $18.5 million of operating leases outstanding under its master lease agreement with GECC. Giving effect to the transactions of December 8, 2000, described above under "Liquidity and Capital Resources", the Company would have total consolidated debt of $144.1 million and $6.7 million of operating leases outstanding. Subject to the limits contained in the indenture governing Precision's outstanding senior subordinated notes ("the Notes"), its credit facilities, the GECC master lease and the GECC equipment term loan facility, Precision and its subsidiaries may incur additional indebtedness from time to time to finance capital expenditures, investments or acquisitions or for other general corporate purposes.

      DEMANDS ON CASH RESOURCES. Precision has substantial demands on its cash resources in addition to operating expenses and interest expense on the Notes, including, among others, interest and amortization payments under its credit facilities, the GECC equipment term loan and rental payments under the GECC master lease. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

      EFFECTS ON YOUR INVESTMENTS AND PRECISION'S BUSINESS STRATEGY. Precision's level of indebtedness and these significant demands on its cash resources could have important effects on your investment in the Notes. For example these demands could, among other things,:

      o make it more difficult for Precision to satisfy its debt service obligations with respect to the Notes and its secured indebtedness under its credit facilities and the GECC equipment term loan;

      o require Precision to dedicate a substantial portion of its cash flow from operations debt service, thereby reducing the amount of its cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;

      o limit Precision's flexibility in planning for, or reacting to, changes in its industry (including the pursuit of its growth strategy);

      o place Precision at a competitive disadvantage compared to its competitors that have fewer debts and significantly greater operating and financing flexibility than Precision does;

      o limit, along with the financial and other restrictive covenants applicable to Precision's indebtedness, among other things, its ability to borrow additional funds even when necessary to maintain adequate liquidity;

      o increase Precision's vulnerability to general adverse economic and industry conditions; and

      o result in an event of default upon a failure to comply with these covenants which, if not cured or waived, could result in a default under other agreements to which Precision is a party, causing any monetary obligations under those agreements to become immediately due and payable, which could have a material adverse effect on Precision's business, financial condition or results of operations.

      Precision's ability to pay interest on its long-term indebtedness and to satisfy its other debt obligations will depend upon its future operating performance and the availability of refinancing indebtedness, which will be affected by the instruments governing its indebtedness, including the indenture, the credit facilities, the GECC master lease and the GECC equipment term loan facility, prevailing economic conditions and financial, business and other factors, certain of which are beyond its control.

      If Precision is unable to service its indebtedness and fund its business, it will be forced to adopt an alternative strategy that may include:

      o     reducing or delaying capital expenditures;

      o     seeking additional debt financing or equity capital;

      o     selling assets; or

      o     restructuring or refinancing its indebtedness.

      Precision cannot assure you that any such strategy could be effected on terms satisfactory to it or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

      EFFECT OF ADDITIONAL DEBT. Subject to the limits of Precision's debt instruments and the GECC master lease, it may incur additional indebtedness from time to time to finance capital expenditures, investments or acquisitions for other purposes, including the borrowing of amounts repaid under its credit facilities. This could further exacerbate the risks described below.

THE INDENTURE AND PRECISION'S CREDIT FACILITIES RESTRICT ITS ABILITY AND THE ABILITY OF SOME OF ITS SUBSIDIARIES TO ENGAGE IN SOME BUSINESS TRANSACTIONS.

      INDENTURE. The indenture restricts Precision's ability and the ability of some of its subsidiaries to, among other things:

      o     incur additional debt;

      o     pay dividends on or redeem or repurchase capital stock;

      o     issue or allow any person to own preferred stock of subsidiaries;

      o incur or permit to exist indebtedness senior to the Notes, but subordinated to any of its other indebtedness;

      o in the case of non-guarantor subsidiaries, guarantee debt without also guaranteeing the Notes;

      o in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to Precision;

      o     make investments;

      o     incur or permit to exist liens;

      o     enter into transactions with affiliates;

      o     merge, consolidate or amalgamate with another company; and

      o     transfer or sell assets.

      CREDIT FACILITIES, GECC MASTER LEASE AND GECC EQUIPMENT TERM LOAN. Precision's credit facilities, the GECC master lease and the GECC equipment term loan also contain similar covenants, as well as a number of financial covenants requiring Precision to meet financial ratios and financial condition tests. Precision's ability to borrow under its revolving credit facility and GECC's obligation to lease equipment to Precision and its subsidiaries under the master lease depends upon satisfaction of these covenants and, in the case of the revolving credit facilities, borrowing base requirements. Precision's ability to meet these covenants and requirements can be affected by events beyond its control. There can be no assurance that Precision will meet these requirements. As described above under "Liquidity and Capital Resources" Precision was not in compliance with financial covenants under its credit facilities and the GECC master lease for the third quarter of 2000. Although Precision has received permanent waivers from its bank group and GECC, there can be no assurance that the covenants will be amended or that Precision will be able to meet these covenants in the future, whether or not amended.

      EFFECT OF BREACH. Precision's failure to comply with the obligations and covenants in the credit facilities, the GECC equipment term loan, the GECC master lease or the indenture could result in an event of default under one or more of those agreements that, if not cured or waived, could terminate its ability to borrow under the revolving credit facility or lease additional equipment under the GECC master lease, could permit acceleration of the relevant debt and acceleration of debt under other instruments and, in the case of the credit facilities and the GECC equipment term loan, could permit foreclosure on any collateral granted.


PRECISION IS STRUCTURED AS A HOLDING COMPANY AND IT DEPENDS ON ITS SUBSIDIARIES IN ORDER TO SERVICE ITS DEBT.

      Precision structured as a holding company. Precision's only significant asset is the capital stock or other equity interests of Precision's operating subsidiaries. As a holding company, Precision conducts all of its business through its subsidiaries. Consequently, Precision's cash flow and ability to service Precision's debt obligations, including the Notes, are dependent upon the earnings of Precision's operating subsidiaries and the distribution of those earnings to Precision, or upon loans, advances or other payments made by these subsidiaries to Precision. The ability of Precision's subsidiaries to pay dividends or make other payments or advances to Precision will depend upon their operating results and will be subject to applicable laws and contractual restrictions contained in the instruments governing their indebtedness, including Precision's credit facilities, the indenture, the GECC master lease and the GECC equipment term loan. Although the indenture limits the ability of these subsidiaries to enter into consensual restrictions on their ability to pay dividends and make other payments to Precision, these limitations will be subject to a number of significant qualifications. There can be no assurance that the earnings of Precision's operating subsidiaries will be adequate for Precision to service its debt obligations.

THE SUCCESS OF PRECISION'S ACQUISITION STRATEGY DEPENDS ON THE AVAILABILITY OF SUITABLE ACQUISITION CANDIDATES, DIVERSION OF MANAGEMENT TIME AND RISK OF UNDISCLOSED LIABILITIES.

        A significant aspect of Precision's strategy is to continue to pursue select strategic acquisitions of companies that Precision believes can benefit from its operations, management and access to capital and enhance Precision's relationships with existing customers or augment Precision's manufacturing capabilities. Precision's ability to grow by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates and capital, and the restrictions contained in the credit facilities, the indenture governing the Notes, the GECC master lease ,the GECC equipment term loan, and any future financing arrangements. In addition, growth by acquisition involves risks that could adversely affect Precision's operating results, including the substantial amount of management time that may be diverted from operations in order to pursue and complete such acquisitions, difficulties in managing the additional operations and personnel of acquired companies and the potential loss of key employees of acquired companies. There can be no assurance that Precision will be able to obtain the capital necessary to pursue its growth strategy or consummate acquisitions on satisfactory terms, if at all. Possible future acquisitions could result in the incurrence of additional debt, costs, contingent liabilities and amortization expenses related to goodwill and other intangible assets, all of which could materially adversely affect Precision's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

PRECISION'S INABILITY TO ACCESS ADDITIONAL CAPITAL COULD HAVE A NEGATIVE IMPACT ON ITS GROWTH STRATEGY.

      Precision's growth strategy will require additional capital investment. Capital will be required for, among other purposes, completing acquisitions, managing acquired companies, acquiring new equipment and maintaining the condition of Precision's existing equipment. Precision intends to pay for future acquisitions using cash, capital stock, debt financings and/or assumption of indebtedness. However, Precision's ability to make acquisitions and the manner in which they are financed will be limited by the covenants contained in the indenture governing the Notes, Precision's credit facilities, the GECC master lease, and the GECC equipment term loan. To the extent that cash generated internally and cash available under Precision's credit facilities is not sufficient to fund capital requirements, Precision will require additional debt and/or equity financing. There can be no assurance, however, such financing will be available or, if available, will be available on terms satisfactory to Precision. Future debt financings, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund further acquisitions and expansion, and may limit Precision's ability to withstand competitive pressures and render it more vulnerable to economic downturns. If Precision fails to obtain sufficient additional capital in the future, it could be forced to curtail its growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing its indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

      Precision's largest customer, General Electric, accounted for approximately 35.2% of its net sales for the nine months ended September 30, 2000, and its top ten customers accounted for approximately 76% of its such net sales. The termination by General Electric or any one or more of Precision's other top 10 customers of their relationship with Precision could have a material adverse effect upon its business, financial condition and results of operations.

      In addition, Precision has been awarded long-term contracts with Caterpillar and Dana. As of September 30, 2000, Precision funded approximately $18.5 million of its capital equipment needs under its $35.0 million operating lease facility with General Electric Credit Corporation. This equipment is related to Precision's recent contracts with Caterpillar and Dana and increased unit delivery requirements from General Electric. To the extent Precision is unable to purchase, integrate and make operational this equipment on a cost-effective or timely basis, or to the extent the costs associated with purchasing, integrating or making operational this equipment are higher than Precision currently anticipates, its relationship with these customers and its business and results of operations could be negatively impacted.

PRECISION'S REVENUES AND OPERATING RESULTS MAY BE SUBJECT TO SIGNIFICANT FLUCTUATION.

      A significant portion of Precision's revenues is derived from new projects and contracts, the timing of which is subject to a variety of factors beyond Precision's control, including customer budgets and modifications in customer products. Precision cannot predict the degree to which, on a consolidated basis, these trends will continue. A portion of Precision's operating expenses are relatively fixed. Because it typically do not enter into long-term contracts or have volume commitments with its customers, Precision must anticipate the future volume of orders based upon the historic purchasing patterns of its customers and upon discussions with its customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on Precision's business, financial condition or results of operations. Additionally, Precision may periodically incur cost increases due to hiring and training of new employees in anticipation of future growth. The size, timing and integration of possible future acquisitions may also cause substantial fluctuations in operating results from quarter to quarter. As a result, operating results for any fiscal quarter may not be indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.

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

      Precision is generally not a direct party to any contracts with the U.S. Government. However, a portion of its sales are to customers who use the parts, assemblies or tooling Precision supplies to them to fill orders under U.S. government contracts to which they are a party. U.S. government contracts have significant inherent risks, including:

      o the ability of the U.S. government to terminate a contract for convenience, in which case the other party could be limited to receiving only costs already incurred or committed;

      o modification of U.S. government contracts due to lack of Congressional funding or changes in such funds; and

      o an extensive and complex regulatory structure, which could subject the other party to contract termination, civil and criminal penalties and in some cases, suspension or disbarment from future U.S. government contracts.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      Precision's term loan facility provides for interest to be charged at either the eurodollar rate or a base rate determined in accordance with the credit agreement. Based on Precision's level of outstanding borrowings from its term loan facility at September 30, 2000, a 1.0% change in interest rate would result in a $0.2 million annual change in interest expense. Precision's revolving line of credit provides for interest to be charged at either the Eurodollar rate or a base rate determined in accordance with the credit agreement. Based on Precision's level of outstanding borrowings under its revolving line of credit as of September 30, 2000, a 1.0% change in interest rates would result in a $0.1 million annual change in interest expense. Precision's $35.0 million operating lease program provides for interest to be charged at the LIBOR rate plus basis points in accordance with the master lease agreement. Based on Precision's level of outstanding operating lease obligations at September 30, 2000, a 1.0% change in the LIBOR interest rate would result in a $0.2 million annual change in equipment rental expense.

      Giving effect to the December 8, 2000, amendment to the GECC master lease described in "Liquidity and Capital Resources," a 1.0% change in interest rates would result in a $0.1 million annual change in rental expense. Giving effect to the new GECC equipment term loan executed on December 8, 2000, also described in "Liquidity and Capital Resources," a 1.0% charge in interest rates would result in a $0.2 million annual charge in interest expense.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) through (d)   Not applicable.

ITEM 5:  OTHER INFORMATION

Not applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      The following exhibits are filed herewith:

      10.1 Waiver and Amendment No. 3 to the Credit Agreement dated as of December 8, 2000 among the Company, Precision Partners Holding Company, Mid State, Galaxy, Certified, General Automation, Nationwide, Gillette, the Lenders listed on the signature pages thereof and Citicorp USA, Inc., as Administrative Agent for the Lenders.

      10.2 Loan, Security and Guaranty Agreement dated as of December 8, 2000 by and between (a) Galaxy, Mid State, Nationwide, General Automation (b) GECC, for itself and as agent for certain participants (together with its successors and assigns, the Lender; and (c) the Company, as Guarantor.

      10.3 Note dated December 8, 2000 executed by Galaxy, Mid State, Nationwide and General Automation, as Borrowers evidencing a promise to pay to the order of GECC, for itself and as agent for certain Participants, as Lender the principal sum of $20,770,826.00 pursuant to the Loan Agreement.

      10.4 Amended and Restated Master Lease Agreement dated as of December 8, 2000 between GECC, for itself and as agent for certain Participants, as Lessor, and Galaxy, Mid State, Nationwide, and General Automation, as Lessees.

      10.5 Final Schedule dated December 8, 2000 to Amended and Restated Master Lease Agreement dated as of December 8, 2000 between GECC, for itself and as agent for certain Participants, as Lessor, and Galaxy, Mid State, Nationwide, and General Automation, as Lessees.

      10.6 Security Agreement dated as of December 8, 2000 among Citicorp, as agent for GECC, for itself and as agent for certain Participants, and the Company, Galaxy, Mid State, Nationwide, and General Automation.

      10.7 Security Agreement dated as of December 8, 2000 among GECC, as agent for Citicorp in its capacity as Administrative Agent for certain lenders under the Credit Agreement and Galaxy, Mid State, Nationwide, and General Automation.

      10.8 Intercreditor Agreement dated as of December 8, 2000 between Citicorp, as Administrative Agent for the Lenders under the Credit Agreement and GECC, for itself and as agent for certain Participants under the Loan, Security and Guaranty Agreement.

      27.1  Financial Data Schedule

      99.1  Press Release dated December 8, 2000

(b)   Reports on Form 8-K

(i) Current Report on Form 8-K filed by Precision Partners, Inc. on November 15, 2000.

(ii) Current Report on Form 8-K filed by Precision Partners, Inc. on December 5, 2000.

                            PRECISION PARTNERS, INC.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PRECISION PARTNERS, INC.


Dated:  December 11, 2000                 By:  /s/ Frank R. Reilly
                                             ---------------------------------
                                             Frank R. Reilly
                                             Chief Financial Officer