Form 10-K
period 2000-12-31
PRECISION PARTNERS INC
filed 2001-03-28
CIK 1086478

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 333-33438

                            ------------------------

                            PRECISION PARTNERS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     75-2783285
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

                               100 VILLAGE COURT
                                   SUITE 301
                            HAZLET, NEW JERSEY 07730
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (732) 335 - 3300

          SECURITIES TO BE FILED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF CLASS                                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
None.                                          None.

       Securities to be registered pursuant to Section 12(g) of the Act:

                                     None.

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  /X/  NO  / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 100 as of March 15, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PRECISION PARTNERS, INC.
                               TABLE OF CONTENTS

                                                                                   PAGE NO.
                                                                           ------------------------
Disclosure Concerning Forward Looking Statements.........................                         3

PART I
Item 1.      Business....................................................                         3
Item 2.      Properties..................................................                         7
Item 3.      Legal Proceedings...........................................                         7
Item 4.      Submission of Matters to a Vote of Security Holders.........                         7

PART II
Item 5.      Market for Registrant's Common Equity and Related                                    8
             Stockholder Matters.........................................
Item 6.      Selected Financial Data.....................................                         8
Item 7.      Management's Discussion and Analysis of Financial Condition                          9
             and Results of Operations...................................
Item 7A.     Quantitative and Qualitative Disclosures About Market                               24
             Risk........................................................
Item 8.      Financial Statements and Supplementary Data.................                        24
Item 9.      Changes in and Disagreements with Accountants on Accounting                         24
             and Financial Disclosure....................................

PART III
Item 10.     Directors and Executive Officers............................                        25
Item 11.     Executive Compensation......................................                        27
Item 12.     Security Ownership of Certain Beneficial Owners and                                 30
             Management..................................................
Item 13.     Certain Relationships and Related Transactions..............                        32

PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form                        33
             8-K.........................................................

Signatures

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

    With the exception of the historical information contained in this report, the matters described herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning including, statements concerning:

    - our liquidity and capital resources,

    - our debt levels and ability to obtain financing and service debt,

    - competitive pressures and trends in the precision tooling industry,

    - prevailing interest rates,

    - legal proceedings and regulatory matters,

    - general economic and business conditions, and

    - other factors discussed under "Other Considerations" in Item 7.

    Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside of our control) which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the ability of management to implement its business strategy in view of our limited operating history; the highly competitive nature of the precision tooling industry and the intense competition from other makers of precision machined metal parts, tooling and assemblies, our dependence on certain key customers; our dependence on certain executive officers; and changes in environmental and other government regulations. We operate in a very competitive environment in which new risks can emerge from time to time. It is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any risk, or a combination of risks, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Precision Partners, Inc. (hereinafter referred to as "we", "our", "Precision" or the "Company") is a leading supplier of precision machined metal parts, tooling and assemblies for original equipment manufacturers. Our operating companies consist of Mid State Machine Products, Nationwide Precision Products Corp., General Automation, Inc., Gillette Machine and Tool Co., Inc., Galaxy Industries Corporation and Certified Fabricators, Inc. Our operating companies service customers across a wide range of industries and pursue new customers and business in industries where we believe the potential for strong growth exists. Our customers include industry leaders such as General Electric Power Systems, New Venture Gear (a joint venture of General Motors and DaimlerChrysler), Kodak, Boeing, Caterpillar, TRW, Bosch and Dana. Precision has earned "Preferred" or "Qualified" supplier status with many of our customers and is predominantly the sole-source supplier to our customers of the parts it manufactures.

    The manufacturing capabilities and engineered processes of our operating companies allow us to meet the critical specifications of our customers. Our manufacturing expertise includes precision machining such as milling, turning, boring, drilling, broaching and grinding, as well as value-added services such as prototyping, assembly, forming, welding and heat treating. We manufacture parts, ranging in size from approximately 1 ounce to over 100,000 pounds, to extremely close tolerances maintaining tight tolerances across flat sheets and surfaces with multiple contours. Our operating companies work with traditional materials such as steel, aluminum, iron, copper, magnesium and bronze, as well as exotic and difficult to machine materials such as titanium, inconel, and invar. In addition, we can provide design assistance, process and product engineering support and quality testing.

    The industries Precision serves and the related precision parts, assemblies and tooling we machine and manufacture include:

    - Power Generation Industry--specialty alloy turbine wheels and spacers, shrouds and nozzles;

    - Business Machines Industry--bases and internal components for high and low volume printers and digital imaging machines;

    - Space and Satellite Industries--adapter rings, thrust rings, casting chambers and handling and transport aids;

    - Commercial and Military Aerospace Industry--precision tooling including bond jigs, assembly jigs, mill fixtures and strongback wing supports;

    - Agriculture and Construction Equipment Industries--machined engine blocks; and

    - Transportation Industry--piston valves used primarily for automatic braking systems in light trucks and sport utility vehicles, transmission housings, machined engine blocks, manifolds and connecting rods, and heavy truck axles and related parts.

INDUSTRY

    The U.S. precision custom manufacturing industry is highly fragmented. Historically, many of the large original equipment manufacturers were vertically integrated with large in-house component machining capabilities. They primarily utilized precision machining companies only for short term over-flow production of parts during periods of great demand. During the past several years, however, original equipment manufacturers have been increasingly outsourcing component manufacturing functions and, in many cases, eliminating their in-house machining capabilities. This outsourcing has been driven by original equipment manufacturers who desire to reduce costs, increase efficiency, improve quality, shorten product development cycles and increase their focus on core capabilities.

    Furthermore, while original equipment manufacturers continue to increase the amount of outsourced manufacturing, they have also begun to consolidate their supplier bases to ensure quality, decrease administrative costs and improve service, design and assembly coordination. Leading original equipment manufacturers are increasingly relying on their "Preferred" or "Qualified" suppliers to provide a full line of high quality manufacturing and sub-assembly services, as well as manufacturing, engineering and design assistance.

CUSTOMERS

    Precision currently services customers across a wide range of industries including the power generation, business machines, space and satellite, agriculture and construction equipment, commercial and military aerospace, medical and transportation industries. We have focused on developing solid relationships with customers that are leaders in their respective industries such as General Electric Power Systems, New Venture Gear, Ford Motor Company, Mannesmann (Rexroth), TRW, Raytheon, Boeing, DaimlerChrysler, Bosch, Caterpillar, Johnson & Johnson, Kodak and Dana. Our largest customer, General Electric Power Systems, accounted for approximately 36% of our 2000 net sales and our top ten customers represented approximately 77% of our 2000 net sales. We have earned

"Preferred" or "Qualified" supplier status with many of our customers and we are predominantly the sole-source supplier to our customers of the parts we manufacture. Our customer relationships, coupled with the essential nature of many of the complex, close tolerance products we manufacture, have enabled us to obtain long-term contracts from certain key customers including General Electric Power Systems.

MARKETING AND DISTRIBUTION

    We market our parts and manufacturing capabilities through an internal sales force and outside agencies. Most of our sales personnel have worked with the same customers for many years. The sales forces at each of our subsidiaries operate independently of one another. We maintain this decentralized focus to promote customer service and expertise. We have also introduced an additional focus on marketing our broad operating capabilities by establishing the position of Vice President of Sales and Marketing at Precision. We believe this better positions Precision to pursue a number of cross-selling opportunities which we believe exist between the complementary customer bases of our subsidiaries.

MANUFACTURING

    Our manufacturing expertise includes precision machining capabilities such as turning, milling, boring, drilling, broaching and grinding, as well as value-added services such as prototyping, forming, fabrication, welding, heat treating, plating, painting, tapping and assembly.

    By highly engineering the manufacturing process, we are able to utilize general-purpose machines with computer numerically controlled capabilities to manufacture very complex and difficult to machine parts in many different configurations with a high degree of accuracy. Through data feedback, we systematically test for quality throughout the manufacturing process.

    We are also able to manufacture complex and difficult to machine parts by customizing our tooling and equipment. We are able to do this by capitalizing on our experience with a wide variety of part styles and sizes, our knowledge of various cutting tools and our skilled workforce.

COMPETITION

    We operate in an industry that is highly fragmented and competitive. A variety of suppliers with different subsets of our manufacturing capabilities compete to supply the stringent demands of large original equipment manufacturers. Competition is generally based on price, quality, timeliness of delivery, design and engineering support and service and, in some instances, on our ability to deliver assemblies or sub-assemblies rather than individual parts. To an extent, the original equipment manufacturers are able to compete with their suppliers, since they can produce their own components and assemblies if they so choose. However, during the past several years, original equipment manufacturers have been increasingly outsourcing component manufacturing functions and, in many cases, eliminating their in-house machining capabilities, in an effort to reduce costs, increase efficiency, improve quality and shorten product development cycles.

    A large number of actual or potential competitors exist, including the internal component operations of the original equipment manufacturers as well as independent suppliers, some of which are larger and have greater financial and other resources than we do. In addition, our business is increasingly competitive due to the supplier consolidation resulting from increased outsourcing by original equipment manufacturers, including increased use of the Internet to solicit bids from vendors and supplier management policies designed to strengthen their supply base. These policies include designating a limited number of suppliers as "Preferred" or "Qualified" suppliers and, in some cases, encouraging new suppliers to begin to supply selected product groups. We compete for new business at the beginning of the development of new products and upon the redesign of existing products by our major customers. We are also actively engaged in retaining existing business. Because of the large investment by original equipment manufacturers in tooling and the long lead time required to commence production, original equipment manufacturers generally do not change a supplier during a program. If, however, a customer becomes dissatisfied with our prices, quality or timeliness of delivery, it could award future business or move existing business to another supplier.

SUPPLIERS, SUBCONTRACTORS AND RAW MATERIALS

    Precision's raw materials consist of traditional materials such as steel, aluminum, iron, copper, magnesium and bronze, as well as exotic and difficult to machine materials such as titanium, inconel and invar. These materials are typically delivered in the form of bar stock, precision forgings, castings and flat sheets. A portion of our raw materials are supplied by our customers on consignment. Raw materials not supplied by our customers are purchased from several suppliers, and we do not believe that we are dependent on a limited number of suppliers. All of these materials were available in adequate quantities to meet our production demands in 2000.

    We may subcontract certain of our manufacturing or services such as plating or painting, among others, to third parties. We use a limited number of subcontractors based on their ability to deliver high quality parts or services on a cost-effective basis. We have not experienced any difficulty obtaining necessary subcontractor services.

BACKLOG

    Firm backlog at December 31, 2000 increased 28.9% to $138.8 million from $107.7 million at December 31, 1999. Firm backlog represents the sales price of all undelivered products for which we have customer purchase orders or contractual commitments that will be delivered within the next 12 months. Our firm backlog is subject to price renegotiations, termination or rescheduling at the customer's convenience.

ENVIRONMENTAL AND SAFETY REGULATION

    Our equipment, facilities and operations are subject to increasingly complex and stringent federal, state and local laws and regulations pertaining to the protection of human health and the environment. These include, among other things, the discharge of contaminants into the environment and the handling and disposition of wastes (including industrial, solid and hazardous wastes). In addition, we are required to obtain and maintain regulatory approvals in the United States in connection with our operations. Many environmental laws and regulations provide for substantial fines and criminal sanctions for violations. Based on the results of Phase I environmental site assessments which were performed at each of our facilities in 1998 and 1999, we believe that we are in material compliance with applicable environmental laws and regulations. Capital expenditures for environmental control projects were not material in 2000 and, based on current information, we do not expect them to be material in 2001. It is difficult to predict the future development of such laws and regulations or their impact on future earnings and operations. The timing and magnitude of costs related to environmental compliance may vary and we cannot assure you that material costs or liabilities will not be incurred.

    Certain environmental laws provide for strict, joint and several liability for investigation and remediation of spills and other releases of hazardous materials. These laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Persons who arrange (as defined under these laws) for the disposal or treatment of hazardous materials also may be liable for the costs of investigation, removal or remediation of such materials at the disposal or treatment site, regardless of whether the affected site is owned or operated by them. Such liability is strict, and may be joint and several.

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

EMPLOYEES

    As of December 31, 2000, we had approximately 1,000 employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

    In addition to our corporate office, we operate twelve manufacturing facilities, three of which we own and the remainder of which we lease. Leases expire at various times through April 2007 and we generally have extension options. Our corporate headquarters was relocated from Irving, Texas to Hazlet, New Jersey in January 2001.

    The following table summarizes the locations of our manufacturing facilities and their approximate size:

                                                    APPROXIMATE
LOCATION                                           SQUARE FOOTAGE   TYPE OF INTEREST
--------                                           --------------   ----------------
PROPERTIES:
  Buena Park, California.........................      34,000       Leased
  Buena Park, California.........................      42,000       Leased
  Cerritos, California...........................      28,000       Leased
  Plymouth, Michigan.............................      30,000       Owned
  Plymouth, Michigan.............................      29,000       Owned
  Canton, Michigan...............................      23,000       Leased
  Canton, Michigan...............................      66,000       Leased
  Skokie, Illinois...............................      78,000       Owned
  Winslow, Maine.................................     105,000       Leased
  Rochester, New York............................      66,000       Leased
  Rochester, New York............................     140,000       Leased
  Rochester, New York............................      70,000       Leased
CORPORATE OFFICE:
  Hazlet, New Jersey.............................       3,000       Leased

ITEM 3. LEGAL PROCEEDINGS

    We are a party to various litigation matters that are incidental to our business. We do not believe that the outcome of any of these legal proceedings will have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

    In February 1999, Precision was formed as a wholly-owned subsidiary of Precision Partners Holdings Company., a wholly-owned subsidiary of Precision Partners, L.L.C. On March 19, 1999, as part of a reorganization, LLC contributed to Precision, through Holdings, its investments and related assets in Galaxy, Mid State and Precision Partners Management Corp., which comprised substantially all of the assets of LLC.

    Prior to the acquisitions of Mid State and Galaxy in September 1998, LLC had substantially no operations and, prior to the completion of the 1999 reorganization and the acquisitions of Certified, Nationwide and General Automation in March 1999 and the acquisition of Gillette in September 1999, we had substantially no operations. For financial statement presentation purposes, the 1999 reorganization is accounted for as if it had occurred in September 1998 and we are treated as having commenced operations at that time similar to as if it were a pooling of interest. See Note 1 to our consolidated financial statements.

    The selected historical financial information should be read in conjunction with our consolidated financial statements and those of Mid State, including the notes thereto, included elsewhere in this report, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                         PRECISION PARTNERS, INC.                 MID STATE (PREDECESSOR)
                                  ---------------------------------------   -----------------------------------
                                                             SEPTEMBER 9,    JANUARY 1,
                                                                 1998           1998
                                                               THROUGH         THROUGH
                                                             DECEMBER 31,   SEPTEMBER 30,
                                    2000            1999         1998           1998          1997       1996
                                  --------        --------   ------------   -------------   --------   --------
                                                                 (IN THOUSANDS)
OPERATING DATA:
  Net sales.....................  $169,976        $123,188      $12,602        $24,106      $33,870    $28,462
  Gross profit..................    30,035 (1)(2)   29,754        3,512          7,780        9,289      8,172
  Operating income (loss).......    (4,426)(1)(2)    4,914          378          4,406        4,718      3,850
  Interest expense, net.........    16,526          12,567          526             37           85         69
  Net income (loss).............   (16,899)(3)      (5,515)        (395)         2,704        3,543      3,120
OTHER FINANCIAL DATA:
  Depreciation and
    amortization................  $ 16,695        $ 11,906      $ 1,105        $   806      $ 1,052    $   884
  EBITDA (4)....................    12,269          16,820        1,483          5,212        5,770      4,734
  Non-cash impairment and other
    charges (5).................    10,154              --           --             --           --         --
                                  --------        --------      -------        -------      -------    -------
Adjusted EBITDA (4)(5)..........    22,423          16,820        1,483          5,212        5,770      4,734
BALANCE SHEET DATA (AT END OF
  PERIOD):
  Total assets..................  $207,351        $206,391      $63,321        $11,574      $20,119     17,043
  Long-term debt................   141,860         131,937       23,000            403          686        591
  Total debt....................   149,835         134,548       23,000            403          686        591
  Stockholders' equity..........    25,247          36,132       31,605          8,265       17,094     13,751

------------------------

(1) Due to ongoing losses at Galaxy, management performed an operational assessment of its facilities. Based on the results of that assessment, adjustments of $3.0 million, $0.4 million, and $0.7 million are included in cost of sales, selling, general and administrative expenses, and other income (expense), respectively. The adjustments relate to the write-off of certain inventory, accounts receivable, and machinery and equipment no longer in use and were recorded in the third quarter of 2000. In addition, as part of the settlement agreement with a former president of Galaxy, additional amortization expense of $0.6 million is included in selling, general, and administrative expenses. This additional amortization expense reflects the change in the termination date of that former president's covenant not to compete agreement from August 31, 2004 to December 31, 2000.

(2) Significant adverse changes in Galaxy's and Certified's business environments, as well as historical, current and projected cash flow losses led management to evaluate the operations of these two businesses. As a result of this evaluation, management concluded that goodwill and machinery and equipment were impaired, and in accordance with Precision's accounting policies, impairment losses of $2.3 million relating to goodwill and $4.5 million relating to machinery and equipment at Galaxy and Certified were recognized in the third quarter of 2000.

(3) Net loss in 2000 was increased by $7.8 million for the after tax impact of the items discussed in (1) and (2) above.

(4) EBITDA is defined as operating income plus depreciation and amortization, excluding amortization of debt issue costs. Adjusted EBITDA is defined as EBITDA plus non-cash impairment and other charges. See (5). EBITDA and Adjusted EBITDA are not measures of performance under generally accepted accounting principles. While EBITDA and Adjusted EBITDA should not be used in isolation or as substitutes for net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity, management believes that they may be used by certain investors as supplemental information to evaluate a company's financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 below. In addition, the definitions of EBITDA and Adjusted EBITDA used in this report may not be comparable to the definitions of EBITDA and Adjusted EBITDA used by other companies.

(5) EBITDA for the year ended December 31, 2000 includes non-cash impairment and other charges of $10.2 million consisting of goodwill impairment of $2.3 million, equipment impairment of $4.5 million, and other asset write-offs of $3.4 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Prior to the acquisitions of Mid State and Galaxy on September 30, 1998, LLC had substantially no operations and, prior to the consummation of the 1999 reorganization and the acquisitions of Certified, Nationwide and General Automation in March 1999 and the acquisition of Gillette in September 1999, we had substantially no operations. For purposes of historical financial statement presentation, and for purposes of the following discussion, the 1999 reorganization is accounted for as if it occurred on September 9, 1998 and we are treated as having commenced operations at that time. See Note 1 to our consolidated financial statements. For this reason, the following management's discussion and analysis relates to the financial condition and results of operations of:

    - a combination of Mid State, as predecessor, for the period from January 1, 1998 through September 30, 1998 and Precision for the period from September 9, 1998 through December 31, 1998 on a consolidated basis, including Mid State and Galaxy for the period from October 1, 1998 through December 31, 1998 and LLC for the period from September 9, 1998 through December 31, 1998; and

    - a combination of Precision for the period from January 1, 1999 through December 31, 1999 on a consolidated basis, including Certified, Nationwide, and General Automation from date of acquisition through December 31, 1999, LLC from January 1, 1999 to March 19, 1999 and Gillette from September 1, 1999 to December 31, 1999; and

    - the consolidated results of Precision for the year ended December 31, 2000.

    Precision began reorganizing two of its business units, Galaxy and Certified, after continuing losses and indicators of impairment were noted during the third quarter of 2000. Galaxy's new engine block operation is now under the management of Nationwide, which specializes in long-run production processes for auto and light truck components. Galaxy's other three plants are now under the management of Gillette, which specializes in short-run precision machined production for the business machine, medical, and railroad switching equipment industries. To improve operational performance, management intends to consolidate the three Galaxy manufacturing facilities under Gillette's management into one facility. This consolidation is expected to be completed in the first quarter of 2001. Since January 1, 2000, Certified's workforce has been reduced by approximately 46%. Certified has also rationalized its product line, and on September 11, 2000, named a new President and CEO.

    As a result of the changes at Galaxy and Certified and the presence of indicators of impairment of long-lived assets as noted above, we incurred non-cash, after-tax charges of approximately $9.0 million ($10.9 million pre-tax) and after-tax cash charges of $0.7 million ($1.1 million pre-tax) in the aggregate for the year ended December 31, 2000. These charges are described in more detail below in the discussion of Precision's historical results of operations. Related cash costs of approximately $0.5 million ($0.8 million pre-tax) are expected to be incurred in the first quarter of 2001.

    This discussion and analysis should be read in conjunction with our audited financial statements and those of Mid State (Predecessor), including the notes thereto, included elsewhere in this report.

HISTORICAL RESULTS OF OPERATIONS

2000 COMPARED TO 1999

    NET SALES. Net sales increased 38.0% to $170.0 million for the year ended December 31, 2000 compared to $123.2 million in 1999. The increase is primarily due to the first full year inclusion of Certified, General Automation, Nationwide, and Gillette which were acquired in 1999, as well as growth in power generation, light truck parts, medical diagnostic equipment component and business machine component sales partially offset by continuing declines in aerospace and other automotive component sales.

    GROSS PROFIT. Gross profit increased to $30.0 million for the year ended December 31, 2000 compared to $29.8 million in the same period in 1999. This increase is primarily due to the first full year inclusion of the companies noted above as well as increased power generation, light truck parts, medical diagnostic equipment component and business machine component sales. This was mostly offset by the impairment and other charges of $4.3 million recognized in the third quarter of 2000 related to the carrying value of intangible assets at Galaxy and long-lived assets at Certified and an adjustment of $3.0 million recorded in the third quarter of 2000 related to the write-down in value at Galaxy of certain inventory and of certain machinery and equipment no longer in use. Excluding these charges, gross margins declined due to increased labor and material costs and changes in product mix.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses increased to $34.5 million for the year ended
December 31, 2000 compared to $24.8 million in 1999. The increase is primarily attributable to the first full year inclusion of Certified, General Automation, Nationwide, and Gillette which were acquired in 1999 and an impairment charge of $2.5 million that was recognized during the third quarter of 2000 reflecting the impairment of goodwill and other long-lived assets related to unprofitable business lines, such as heavy equipment, at Galaxy. An increase in the allowance for doubtful accounts relating to disputed receivables, increases in professional fees, severance costs relating to management changes and reorganizations, and the acceleration of amortization on a non-compete agreement also contributed to the period over period increase.

    OPERATING (LOSS) INCOME. For the year ended December 31, 2000, the Company generated operating losses of $4.4 million compared to operating income of $4.9 million for the year ended December 31, 1999 due to the aforementioned reasons.

    NET INTEREST EXPENSE. For the year ended December 31, 2000, net interest expense increased 30.9% to $16.5 million from $12.6 million in 1999. The increase is primarily attributable to higher average outstanding debt in 2000 versus 1999 mainly due to the fact that our $100 million senior subordinated notes were outstanding for a full year compared to approximately nine months in 1999. Additionally, we had increased borrowings for capital expenditures, which among other things, supported new projects for Caterpillar and Dana and increased orders from General Electric Power Systems.

    INCOME TAX BENEFIT. We recorded an income tax benefit of $4.8 million in 2000 compared to income tax benefit of $2.1 million in 1999. Our effective tax benefit rate was 22.1% in 2000 compared to 27.9% for 1999. Tax benefits for the years ended December 31, 2000 and 1999 were impacted by permanent differences between pre-tax loss for financial reporting purposes and taxable losses resulting primarily from non-deductible goodwill generated by stock acquisitions.

    NET LOSS. Net loss for the year ended December 31, 2000 was $16.9 million compared to a net loss of $5.5 million in the year ended December 31, 1999 due to the aforementioned reasons.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for 2000 was $16.7 million as compared to $11.9 million in 1999. The primary components are depreciation of $11.7 million and $8.5 million, respectively in 2000 and 1999, and amortization of goodwill of $4.0 million and $3.3 million, respectively in 2000 and 1999. The increases are primarily due to the first full year inclusion of depreciation and goodwill amortization related to acquisitions made in 1999. Depreciation also increased due to capital expenditures incurred in 2000. Also included are amortization costs related to a covenant not to compete, including a $0.6 million charge that was recognized for the acceleration of amortization expense relating to the change in length of a covenant not to compete with a former president of one Precision's subsidiaries.

1999 COMPARED TO 1998 COMBINED

    NET SALES. Net sales increased 235.6% to $123.2 million in 1999 compared to $36.7 million in 1998. The increase is due to the March 1999 acquisitions of Certified, General Automation, and Nationwide and the September acquisition of Gillette with aggregate sales for all of the acquired companies totaling
$58.8 million during 1999. Sales at Mid State and Galaxy increased 40.8% and 24.4%, respectively, due to increased orders for gas turbine parts and engine and transmission components for large construction equipment.

    GROSS PROFIT. Gross profit for 1999 increased 163.5% to $29.8 million from $11.3 million in 1998. Gross margin decreased to 24.2% from 30.8% in 1998. The decrease in gross margin results from the lower margin products sold by the companies acquired in 1999 as well as changes in product mix at existing companies. The increase in gross profit is primarily attributable to the acquisitions of Certified, General Automation, Nationwide, and Gillette.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 281.7% to $24.8 million from $6.5 million in 1998. This increase is mainly due to $7.2 million in general and administrative expense at the corporate headquarters of Precision, including the recognition of $3.0 million in bonus compensation paid to a selling shareholder of one of the acquired companies, $0.6 million in aborted acquisition costs, $6.5 million of selling, general and administrative expenses at Certified, General Automation, Nationwide, and Gillette, and $4.5 million of goodwill amortization relating to the acquisitions of Certified, General Automation, Nationwide, and Gillette in connection with their acquisition by us.

    OPERATING INCOME. As a result of the foregoing, operating income increased 2.7% to $4.9 million in 1999 from $4.8 million in 1998.

    NET INTEREST EXPENSE. For the twelve months ended December 31, 1999, net interest expense increased to $12.6 million from $0.6 million in 1998. The increase is directly related to the issuance of $100 million of senior subordinated notes and the incurrence of bank debt primarily related to the acquisition of Gillette.

    INCOME TAX EXPENSE. We realized an income tax benefit of $2.1 million in 1999 compared to income tax expense of $1.8 million in 1998. Our effective tax benefit rate was 27.9% in 1999 compared to an effective tax expense rate of 43.6% for 1998. The decrease in income tax expense is primarily due to interest expense in 1999 of $12.8 million related to the issuance of the outstanding notes resulting in a loss before taxes. The decrease in the effective benefit rate is primarily due to the impact of non-deductible goodwill generated from the 1999 acquisitions of Certified and Gillette and the 1998 acquisitions of Mid State and Galaxy.

    NET INCOME (LOSS). Net income decreased to a loss of $5.5 million in 1999 from income of $2.3 million in 1998 for the aforementioned reasons.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for 1999 was $11.9 million, which includes $3.3 million of goodwill amortization resulting from the acquisitions of Mid State, Galaxy, Certified, Nationwide, General Automation, and Gillette. The $8.5 million of depreciation expense is mainly attributable to the additional depreciation expense associated with the step-up in basis resulting from the acquisitions of these six companies.

PRO FORMA FINANCIAL INFORMATION

    The unaudited pro forma consolidated financial information for the years ended December 31, 1998 and 1999 give effect to the 1998 acquisitions of Mid State and Galaxy and the 1999 acquisitions of Certified, Nationwide, General Automation and Gillette as if each transaction had occurred on January 1, 1998. For purposes of the unaudited pro forma consolidated financial information, the historical financial information of General Automation and Nationwide has been adjusted to eliminate the effect of certain assets not acquired and certain liabilities not assumed in the acquisition by our company, in accordance with the terms of the purchase agreement relating to such acquisitions. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial statements of Precision and Mid State, including the notes thereto, included elsewhere in this report.

    Management believes that the adjustments necessary to fairly present this pro forma consolidated financial information have been made based on available information and in the opinion of management are reasonable. The pro forma consolidated financial information should not be considered indicative of actual results that would have been achieved had the transactions been consummated on the dates indicated and do not purport to indicate results of operations as of any future date or for any future period. We cannot assure you that the assumptions used in the preparation of the pro forma consolidated financial information will prove to be correct. Although not required by Regulation S-X, due to the significance of the 1998 and 1999 acquisitions, Precision is presenting this pro forma consolidated financial information to provide a meaningful comparisons for the years ended December 31, 2000, 1999 and 1998.

    The following table sets forth certain audited consolidated financial information for the year ended December 31, 2000 and selected unaudited pro forma consolidated financial information for years ended December 31, 1999 and 1998:

                                                    PRECISION PARTNERS, INC.
                                                --------------------------------
                                                           UNAUDITED   UNAUDITED
                                                              PRO         PRO
                                                             FORMA       FORMA
                                                  2000       1999        1998
                                                --------   ---------   ---------
                                                         (IN THOUSANDS)
OPERATING DATA:
  Net sales...................................  $169,976   $149,749    $147,078
  Gross profit................................    30,035     36,240      37,715
  Operating income (loss).....................    (4,426)    10,724      16,155
  Interest expense, net.......................    16,526     15,671      15,557
  Net loss....................................   (16,899)    (3,738)       (488)
OTHER FINANCIAL DATA:
  Depreciation and amortization...............  $ 16,695   $ 15,420    $ 16,556
  EBITDA (1)..................................    12,269     26,144      32,711
  Non-cash impairment and other charges (2)...    10,154         --          --
                                                --------   --------    --------
Adjusted EBITDA (1)(2)........................    22,423     26,144      32,711

------------------------

(1) EBITDA is defined as operating income plus depreciation and amortization, excluding amortization of debt issue costs. Adjusted EBITDA is defined as EBITDA plus non-cash impairment and other charges. See (2). EBITDA and Adjusted EBITDA are not measures of performance under generally accepted accounting principles. While EBITDA and Adjusted EBITDA should not be used in isolation or as substitutes for net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as measures of profitability or liquidity, management believes that they may be used by certain investors as supplemental information to evaluate a company's financial performance. In addition, the definitions of EBITDA and Adjusted EBITDA used in this report may not be comparable to the definitions of EBITDA used and Adjusted EBITDA by other companies.

(2) EBITDA for the year ended December 31, 2000 includes non-cash impairment and other charges of $10.2 million consisting of goodwill impairment of $2.3 million, equipment impairment of $4.5 million, and other asset write-offs of $3.4 million.

PRO FORMA RESULTS OF OPERATIONS

    Although not required to do so, due to the significance of the 1998 and 1999 acquisitions, Precision is presenting a discussion of its pro forma results to provide meaningful comparisons for the years ended December 31, 2000, 1999 and 1998. The pro forma consolidated financial information should not be considered indicative of actual results that would have been achieved had the transactions been consummated on the respective dates indicated and do not purport to indicate results of operations as of any future date or for any future period. We cannot assure you that the assumptions used in the preparation of the pro forma consolidated financial information will prove to be correct.

2000 COMPARED TO 1999

    NET SALES. Net sales increased 13.5% to $170.0 million for the year ended December 31, 2000, compared to $149.7 million in 1999. The increase was primarily due to increases at Mid State, Gillette,

Galaxy, and Nationwide offset in part by a decrease at Certified. The increases resulted from improvement in power generation, medical diagnostic equipment, business machine, heavy construction and light truck component sales. These sales were partially offset by lower sales at Certified, which declined due to volume and price reductions resulting from heavy competition in a soft defense and aerospace tooling market.

    GROSS PROFIT. Gross profit decreased 17.1% to $30.0 million for the year ended December 31, 2000 compared to $36.2 million in the same period in 1999. This decrease is primarily due to the impairment and other charges of $4.3 million recognized in the third quarter of 2000 related to the carrying value of intangible assets at Galaxy and long-lived assets at Certified and an adjustment of $3.0 million recorded in the third quarter of 2000 related to the write-down in value at Galaxy of certain inventory and of certain machinery and equipment no longer in use.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses increased to $34.5 million for the year ended
December 31, 2000 compared to $25.5 million in 1999. Costs related to increased net sales, increases in the allowance for doubtful accounts relating to disputed receivables, increases in professional fees, the acceleration of amortization on a non-compete agreement and severance costs relating to management changes contributed to the period over period increase. In addition, an impairment charge of $2.5 million was recognized during the third quarter of 2000 reflecting the impairment of goodwill and other long-lived assets related to unprofitable business lines, such as the heavy equipment sector at Galaxy.

    OPERATING (LOSS) INCOME. For the year ended December 31, 2000, we generated operating losses of $4.4 million compared to operating income of $10.7 million for the year ended December 31, 1999 due to the aforementioned reasons.

    NET INTEREST EXPENSE. For the year ended December 31, 2000, net interest expense increased 5.5% to $16.5 million from $15.7 million in 1999. The increase is primarily attributable to higher average outstanding debt in 2000 versus 1999 mainly due to increased borrowings for capital expenditures, which among other things, supported new projects for Caterpillar and Dana and increased orders from General Electric Power Systems.

    INCOME TAX BENEFIT. We recorded an income tax benefit of $4.8 million in 2000 compared to income tax benefit of $1.1 million in 1999. Our effective tax benefit rate was 22.1% in 2000 compared to 22.3% for 1999. Tax benefits for the years ended December 31, 2000 and 1999 were impacted by permanent differences between pre-tax loss for financial reporting purposes and taxable losses resulting primarily from non-deductible goodwill generated by stock acquisitions.

    NET LOSS. Net loss for the year ended December 31, 2000 was $16.9 million compared to a net loss of $3.7 million in the year ended December 31, 1999 due to the aforementioned reasons.

    DEPRECIATION AND AMORTIZATION. Depreciation and goodwill amortization expense increased 8.3% in the year ended December 31, 2000 to $16.7 million from $15.4 million for the year ended December 31, 1999 due to capital expenditures during 2000 as well as the acceleration of amortization expense relating to the change in the length of a covenant not to compete agreement with a former president of one of Precision's subsidiaries.

1999 COMPARED TO 1998

    NET SALES. Net sales increased 1.8% to $149.7 million for the year ended December 31, 1999 compared to $147.1 million in 1998. During this period sales at Mid State and Galaxy increased 36.1% to $64.4 million from $47.3 million in the prior period, mainly due to increased General Electric, Chrysler, World Products and Caterpillar orders. Sales at Certified for the year ended
December 31, 1999 decreased 38.2% to $22.7 million from $36.7 million in 1998, due to a decrease in tooling requirements in the commercial aircraft industry offset slightly by new General Electric contracts. Sales at General Automation and Nationwide for the period ending December 31, 1999 decreased 3.7% to $47.7 million from $49.5 million during 1998. This decrease was attributed to a one-time order delivered in the first quarter of 1998 and a decrease in customer requirements resulting from a customer's loss of market share. Gillette sales for the period increased 10.7% to $15.1 million from $13.6 million during 1998 due to increased Kodak volume.

    GROSS PROFIT. Gross profit for the year ended December 31, 1999 decreased 3.9% to $36.2 million from $37.7 million in 1998 largely due to lower aerospace sales. Gross margin also decreased during this period to 24.2% from 25.6% in the comparable period in 1998 as a result of product mix and decreased absorption of fixed costs from lower sales volumes, primarily at Certified.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 1999 increased 18.4% to $25.5 million from $21.6 million in 1998 due to increased salary and commission expense, the recognition of aborted acquisition costs, and additional accounting and legal fees.

    OPERATING INCOME. As a result of the foregoing, operating income decreased 33.6% to $10.7 million from $16.2 million in 1998.

    INCOME TAX BENEFIT.  Income tax expense (benefit) decreased to
($1.1 million) for the year ended December 31, 1999 from $1.1 million in 1998 due to the decrease in taxable income (loss). The effective tax rate decreased to 22.3% for the year ended December 31, 1999 from 180.2% in 1998. The tax benefit was reduced in 1999, and the tax expense was increased in 1998 primarily due to the non-deductible goodwill generated from the acquisitions of Certified, Gillette, Mid State and Galaxy.

    NET LOSS. As a result of the foregoing, net loss during the period ending December 31, 1999 decreased to $3.7 million from $0.5 million in 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased to $15.4 million in 1999 from $16.6 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities for the year ended December 31, 2000 increased to $12.8 million compared to $5.4 million for year ended
December 31,1999. This increase primarily reflects increased operating income, prior to pre-tax non-cash charges of $10.9 million, mainly from Mid State, General Automation and Gillette, the latter of which we owned for the full twelve months in 2000 compared to only four months in 1999. Net cash provided by operating activities for the three months ended December 31, 1998 was $2.8 million, and net cash provided by operating activities for the nine months ended September 30, 1998, was $8.2 million for Mid State, our predecessor for accounting purposes.

    Net cash used in investing activities decreased to $32.7 million for the year ended December 31, 2000 from $121.4 million in 1999. This decrease relates to the fact that there were no acquisitions of businesses in 2000 as compared to $111.3 million used for acquisitions in 1999, partially offset by an increase in capital expenditures primarily to support new contracts with Caterpillar and Dana and increased orders from General Electric Power Systems. Net cash used in investing activities for the three months ended December 31, 1998 was $55.6 million, primarily for the acquisitions of Mid State and Galaxy. Net cash provided by investing activities of Mid State, our predecessor for accounting purposes, for the nine months ended September 30, 1998 was $1.1 million.

    Net cash provided by financing activities in the year ended December 31, 2000 was $19.6 million, primarily reflecting the proceeds of the $20.8 million term loan from GECC and a $6.0 million capital contribution received from Precision's stockholder. The proceeds of the GECC loan and the capital contribution were partially offset by repayment of borrowings under Precision's revolving credit facility, scheduled debt payments under Precision's bank term loan, and payment of financing costs to obtain the GECC term loan and restructure the existing credit facilities during the fourth quarter of 2000. Net cash provided by financing activities was $115.4 million for the year ended December 31, 1999 primarily reflecting the issuance of Precision's outstanding senior subordinated notes, entering into new credit facilities and equity contributions received from our stockholder in March 1999 in connection with the acquisitions made in 1999, net of repayment of pre-existing debt and payments of fees relating to the issuance of Precision's outstanding senior subordinated notes. The net cash provided by financing activities for the three months ended December 31, 1998 was $53.7 million and is primarily attributable to the contribution of capital and the proceeds of the Company's credit facilities related to the acquisitions of Mid State and Galaxy. Net cash used in financing activities for the nine months ended September 30, 1998 was $12.0 million mostly related to the redemption of common stock by the Predecessor's stockholders.

    Precision's principal sources of liquidity are available borrowings under its revolving credit facility and cash flow from operations. Precision expects that its principal liquidity requirements will continue to be working capital, capital expenditures, debt service and required lease payments.

    Precision's credit facilities at December 31, 2000 consisted of a $21.4 million term loan and a $22.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit, each payable to a bank group maturing on March 31, 2005, and a $20.8 million equipment term loan from GECC maturing December 1, 2005, subject to the borrower's option to extend for 12 months if no default or event of default has occurred or is continuing. As of December 31, 2000, Precision had total debt of approximately $149.8 million, primarily consisting of the outstanding aggregate principal amount of our $100 million senior subordinated notes, the outstanding principal amount on our bank term loan, the outstanding principal amount of our GECC term loan and $7.5 million of outstanding borrowings under our revolving credit facility. Precision's ability to borrow under the revolving credit facility is subject to our compliance with the financial covenants described below and a borrowing base that is based on Precision's eligible accounts receivables and inventory.

    Our outstanding senior subordinated notes have a face value of $100 million, bear interest at a rate of 12% per annum and mature March 15, 2009. The notes are fully and unconditionally guaranteed by all of our existing and future subsidiaries on a joint and several basis. These subsidiary guarantees are unsecured and subordinated in right of payment to each subsidiary guarantor's existing and future senior debt.

    During the third and fourth quarters of 2000, we were unable to comply with certain covenants included in our bank credit facilities and our master lease agreement with GECC. On December 8, 2000, Precision entered into an amendment and waiver with respect to its bank credit facilities, an amended and restated master lease with GECC, and a new $20.8 million six-year equipment term loan facility with GECC. In connection with these transactions, Precision also received an equity contribution of $6.0 million. At closing, we used the entire $20.8 million term loan facility from GECC to refinance approximately
$11.8 million of equipment previously leased under the master lease agreement, to repay approximately $2.9 million of advances under our revolving credit facility that were used to purchase equipment, and to pay approximately
$6.1 million of outstanding invoices for new equipment. The $6.0 million equity contribution was used to pay the fees and expenses associated with these transactions and to repay advances under our revolving credit facility used to purchase new equipment. The total fees and expenses relating to these transactions were approximately $0.9 million.

    The amendment and waiver in respect of our bank credit facilities includes a waiver of all defaults which existed on or prior to December 8, 2000, as well as a reduction in the revolving credit line from $25.0 million to $22.0 million and an increase in the interest rate payable under both the revolving and term loan facilities. Interest will continue to accrue and be paid at either the base rate or LIBOR, plus (in each case) a margin ranging from 3.0% to 4.0%, depending on Precision's consolidated leverage ratio. This new interest rate represents an increase of approximately 100 basis points in the interest payable by us over the previous rate.

    The obligations of Precision and our subsidiaries under our revolving credit facility and term loan are secured by a first priority security interest in all property and assets of Precision and our subsidiaries (other than equipment leased from GECC under the master lease and equipment financed under the GECC equipment term loan, in which the bank group has a second priority lien).

    The indenture related to the senior subordinated notes, the agreements related to Precision's bank credit facilities and the GECC term loan impose limitations on Precision's ability to, among other things, incur additional indebtedness (including capital leases), incur liens, pay dividends or make other restricted payments, consummate asset sales, enter into transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of Precision's assets. In addition, the credit facilities limit Precision's ability to enter into sale and leaseback transactions, to make capital expenditures and to make acquisitions. The credit facilities require Precision to meet and maintain certain financial ratios and tests as described below, including (i) a minimum interest coverage ratio, (ii) a maximum leverage ratio, (iii) a minimum fixed charge coverage ratio, and (iv) a minimum consolidated EBITDA amount. As part of the December 2000 amendment and waiver, these financial ratios and tests were amended to reset the minimum and maximum quarterly requirements, to take into account the rental expense under the amended and restated GECC master lease and to add additional covenants. There has been no change to the borrowing base formula related to the revolving credit line. The new equipment term loan facility with GECC also requires us to comply with all of the financial covenants contained in our credit facilities, as amended.

    The new equipment term loan facility with GECC matures December 1, 2005, subject to the borrower's option to extend for 12 months if no default or event of default has occurred or is continuous at the time of the extension. Borrowings under this facility bear interest at a rate of LIBOR plus a margin of 5.0% subject to reduction based on our consolidated leverage ratio. If at any time after the applicable margin has been reduced, we fail to meet our consolidated leverage ratio, the applicable margin will be reset to 5.0% above LIBOR.

    Precision's obligations under the new equipment term loan are secured by a first priority security interest in all equipment financed with borrowings under the facility as well as a second priority lien in all our and our subsidiaries' (other than Certified and Gillette, which are not obligors under this facility) assets and property pledged to the lender under our credit facilities.

    Precision also leases equipment from GECC under a master lease agreement. As described above, on December 8, 2000, in connection with the amendment and waiver with respect to its bank credit facilities and the equipment term loan facility with GECC, Precision and GECC amended and restated the master lease. Rent payments under the amended and restated master lease consist of payments of principal plus interest at a rate per annum of LIBOR plus a margin of 5.0%, subject to reduction in the same manner and under the same circumstances as the applicable margin for the GECC equipment term loan described above. This new interest rate represents an increase of approximately 180 basis points over the previous rate. The covenants in the master lease were also amended to provide for, among other things, permitted liens and incorporation of the financial covenants and events of default contained in the new GECC equipment term loan facility as described above.

    Precision's amortization requirements are limited to the term loan payable to the bank group and the GECC equipment term loan facility over the next two years, and total $15.9 million over this period. Precision's other debt service requirements over the next two years consist primarily of interest expense on those loans, on the senior subordinated notes and on borrowings under the revolving credit facility. Precision's other short-term cash requirements are expected to consist mainly of capital expenditures to maintain and expand Precision's manufacturing capabilities, rental payments under the GECC master lease and working capital requirements. Precision currently expects that its capital expenditures will be approximately $12.5 million in 2001, including capital expenditures to maintain current production capabilities. However, Precision's capital expenditures will be affected by, and may be greater or less than currently anticipated depending upon, among other things, the size and nature of new business opportunities and bank credit limitations.

    Based upon current operations and the historical results of its subsidiaries, Precision believes that its cash flow from operations, together with available borrowings under its $22 million revolving credit facility ($14.3 million unused at December 31, 2000), will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled lease payments, and scheduled debt service over the next 12 months. However, there can be no assurance that Precision will generate adequate cash flow. In addition, Precision's ability to repay outstanding debt at maturity may depend on the availability of refinancing.

INFLATION

    We do not believe that inflation has had a significant impact on our cost of operations.

OTHER CONSIDERATIONS

    PRECISION'S SUBSTANTIAL DEBT AND THE SIGNIFICANT DEMANDS ON ITS CASH RESOURCES COULD AFFECT ITS ABILITY TO MAKE PAYMENTS ON THE OUTSTANDING DEBT AND ACHIEVE ITS BUSINESS PLAN.

    SUBSTANTIAL DEBT. Precision has incurred a substantial amount of indebtedness that requires significant interest payments. As of December 31, 2000, Precision had total consolidated debt of $149.8 million and net interest expense of approximately $16.5 million for the year then ended. In addition, Precision had operating leases outstanding under its master lease agreement with GECC for equipment with a cost of $6.7 million. Subject to the limits contained in the indenture governing Precision's outstanding senior subordinated notes, its bank credit facilities, the GECC master lease and the GECC equipment term loan facility, Precision and its subsidiaries may incur additional indebtedness from time to time to finance capital expenditures, investments or acquisitions or for other general corporate purposes.

    DEMANDS ON CASH RESOURCES. Precision has substantial demands on its cash resources in addition to operating expenses and interest expense on the senior subordinated notes, including, among others, interest and amortization payments under its credit facilities and the GECC equipment term loan as well as rental payments under the GECC master lease. See "Liquidity and Capital Resources" above.

    EFFECTS ON PRECISION'S BUSINESS STRATEGY. Precision's level of indebtedness and these significant demands on its cash resources could have important effects on Precision's business. For example these demands could, among other things,:

    - make it more difficult for Precision to satisfy its debt service obligations with respect to the senior subordinated notes and its secured indebtedness under its credit facilities and the GECC equipment term loan;

    - require Precision to dedicate a substantial portion of its cash flow from operations to debt service, thereby reducing the amount of its cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;

    - limit Precision's flexibility in planning for, or reacting to, changes in its industry (including the pursuit of its growth strategy);

    - place Precision at a competitive disadvantage compared to its competitors that have fewer debts and significantly greater operating and financing flexibility than Precision does;

    - limit, along with the financial and other restrictive covenants applicable to Precision's indebtedness, among other things, its ability to borrow additional funds even when necessary to maintain adequate liquidity; and

    - increase Precision's vulnerability to general adverse economic and industry conditions.

    Precision's ability to pay interest on its long-term indebtedness and to satisfy its other debt obligations will depend upon its future operating performance and may depend upon the availability of refinancing indebtedness, which will be affected by the instruments governing its indebtedness, including the indenture, the credit facilities, the GECC master lease and the GECC equipment term loan facility, prevailing economic conditions and financial, business and other factors, certain of which are beyond its control.

    If Precision is unable to service its indebtedness and fund its business, it may be forced to adopt an alternative strategy that may include:

    - reducing or delaying capital expenditures;

    - seeking additional debt financing or equity capital;

    - selling assets; or

    - restructuring or refinancing its indebtedness.

    There can be no assurance that any such strategy could be effected on terms satisfactory to Precision or at all.

    EFFECT OF ADDITIONAL DEBT. Subject to and within the limits of Precision's debt instruments and the GECC master lease, Precision may incur additional indebtedness from time to time to finance capital expenditures, investments and operations or for other purposes, including the borrowing of amounts repaid under its credit facilities. This could further exacerbate the risks described below.

    PRECISION'S DEBT INSTRUMENTS AND AGREEMENTS RESTRICT OUR ABILITY AND THE ABILITY OUR SUBSIDIARIES TO ENGAGE IN SOME BUSINESS TRANSACTIONS.

    INDENTURE. The indenture governing our outstanding senior subordinated notes restricts our ability and the ability of some of our subsidiaries to, among other things:

    - incur additional debt;

    - pay dividends on or redeem or repurchase capital stock;

    - issue or allow any person to own preferred stock of subsidiaries;

    - incur or permit to exist indebtedness senior to the senior subordinated notes, but subordinated to any of its other indebtedness;

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

    - merge, consolidate or amalgamate with another company; and

    - transfer or sell assets.

    BANK CREDIT FACILITIES, GECC MASTER LEASE AND GECC EQUIPMENT TERM
LOAN. Precision's bank credit facilities, the GECC master lease and the GECC equipment term loan also contain similar covenants, as well as a restriction on acquisitions and a number of financial covenants requiring Precision to meet financial ratios and financial condition tests. Precision's ability to borrow under its revolving credit facility and GECC's obligation to lease equipment to Precision and its subsidiaries under the master lease depends upon satisfaction of these covenants and, in the case of the revolving credit facilities, borrowing base requirements. Precision's ability to meet these covenants and requirements can be affected by events beyond its control. There can be no assurance that Precision will meet these requirements. As described in "Liquidity and Capital Resources" above, Precision was not in compliance with financial covenants under its credit facilities and the GECC master lease during the third and fourth quarters of 2000. Although Precision has received permanent waivers from its bank group and GECC, and the related covenants have been amended, there can be no assurance that Precision will be able to meet these revised covenants in the future.

    EFFECT OF FUTURE BREACH. Precision's failure to comply with the obligations and covenants in the credit facilities, the GECC equipment term loan, the GECC master lease or the indenture could result in an event of default under one or more of those agreements that, if not cured or waived, could terminate its ability to borrow under the revolving credit facility or lease additional equipment under the GECC master lease, could permit acceleration of the relevant debt and acceleration of debt under other instruments and, in the case of the credit facilities and the GECC equipment term loan, could permit foreclosure on any collateral granted.

    PRECISION IS STRUCTURED AS A HOLDING COMPANY AND IT DEPENDS ON ITS SUBSIDIARIES IN ORDER TO SERVICE ITS DEBT.

    Precision is structured as a holding company. Precision's only significant asset is the capital stock or other equity interests of Precision's operating subsidiaries. As a holding company, Precision conducts all of its business through its subsidiaries. Consequently, Precision's cash flow and ability to service its debt obligations are dependent upon the earnings of Precision's operating subsidiaries and the distribution of those earnings to Precision, or upon loans, advances or other payments made by these subsidiaries to Precision. The ability of Precision's subsidiaries to pay dividends or make other payments or advances to Precision will depend upon their operating results and will be subject to applicable laws and contractual restrictions contained in the instruments governing their indebtedness, including Precision's bank credit facilities, the indenture, the GECC master lease and the GECC equipment term loan. Although the indenture limits the ability of these subsidiaries to enter into consensual restrictions on their ability to pay dividends and make other payments to Precision, these limitations are subject to a number of significant qualifications. There can be no assurance that the earnings of Precision's operating subsidiaries will be adequate for Precision to service its debt obligations.

    PRECISION'S SUCCESS DEPENDS ON ITS ABILITY TO SUCCESSFULLY OPERATE ITS SUBSIDIARIES ON A COMBINED BASIS.

    Our operating subsidiaries operate independently of one another and there can be no assurance that Precision will be able to effectively manage these operating companies on a combined basis. In addition, to the extent management time may be diverted to any one or more of the companies, the other operating companies may be adversely affected. A failure by Precision to operate these businesses profitably or to manage them effectively on a combined basis could have a material adverse effect on its results of operations and financial condition.

    Although Precision performs a due diligence investigation of each business that it acquires, there may be liabilities of acquired companies, including those previously acquired and those that may be acquired in the future, that Precision fails or is unable to discover during its due diligence investigation and for which it, as a successor owner, may be responsible. In connection with acquisitions, Precision generally seeks to minimize the impact of these liabilities by obtaining indemnities and warranties from the seller that may be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, amount, or duration, the financial limitations of the indemnitor or warrantor, or other reasons.

    THE SUCCESS OF PRECISION'S BUSINESS STRATEGY TO REALIZE A NUMBER OF CROSS SELLING OPPORTUNITIES COULD BE AFFECTED BY A NUMBER OF FACTORS BEYOND ITS CONTROL.

    As part of its business strategy, Precision intends to pursue and capitalize on a number of cross-selling opportunities it believes exist as a result of the complementary customer bases and manufacturing capabilities of the acquired companies and to implement certain operating improvements. Precision's ability to implement and realize the benefits of this strategy could be affected by a number of factors beyond its control, such as operating difficulties, increased operating costs, regulatory developments, general economic conditions, increased competition, or the inability to obtain adequate financing for Precision's operations on suitable terms. In addition, after gaining experience with its operations under this strategy, Precision may decide to alter or discontinue certain aspects of it. Any failure to implement aspects of Precision's strategy may adversely affect its results of operations, financial condition and ability to service debt.

    PRECISION'S INABILITY TO ACCESS ADDITIONAL CAPITAL COULD HAVE A NEGATIVE IMPACT ON ITS GROWTH STRATEGY.

    Precision's current business strategy will require additional capital investment. Capital will be required for, among other purposes, managing acquired companies, acquiring new equipment, maintaining the condition of Precision's existing equipment and completing new acquisitions. To the extent that cash generated internally and cash available under Precision's credit facilities is not sufficient to fund capital requirements, Precision will require additional debt and/or equity financing. There can be no assurance, however, that such financing will be available or, if available, will be available on terms satisfactory to Precision. Future debt financing, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund further acquisitions and expansion, and may limit Precision's ability to withstand competitive pressures and render it more vulnerable to economic downturns. If Precision fails to obtain sufficient additional capital in the future, it could be forced to curtail its growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing its indebtedness.

    A LOSS OF KEY EMPLOYEES AND HIGHLY SKILLED WORKERS COULD ADVERSELY AFFECT PRECISION'S BUSINESS.

    Some of Precision's executive officers are key to Precision's management and direction. Precision's future success will depend on its ability to retain capable management. Precision recently appointed a new executive management team, and Precision's continued success will depend in part on the successful integration of that team with the operations of Precision's subsidiaries. Although Precision believes it will be able to attract and retain talented personnel and that it could replace key management personnel should the need arise, the inability to attract or retain such personnel could have a material adverse effect on its business. In addition, because its products and processes are complex and require a high level of precision, Precision is generally dependent on an educated and trained workforce. Precision would be adversely affected by a shortage of skilled employees.

    FAILURE TO MAINTAIN RELATIONSHIPS WITH PRECISION'S LARGER CUSTOMERS AND FAILURE BY PRECISION'S CUSTOMERS TO CONTINUE TO PURCHASE EXPECTED QUANTITIES DUE TO CHANGES IN MARKET CONDITIONS COULD HAVE AN ADVERSE EFFECT ON ITS OPERATIONS.

    Precision's largest customer, General Electric Power Systems, accounted for approximately 36% of its 2000 net sales, and its top ten customers accounted for approximately 77% of its 2000 net sales. The termination by General Electric Power Systems or any one or more of Precision's other top 10 customers of their relationship with Precision could have a material adverse effect upon its business, financial condition and results of operations.

    PRECISION'S REVENUES AND OPERATING RESULTS MAY BE SUBJECT TO SIGNIFICANT FLUCTUATION.

    A significant portion of Precision's revenues is derived from new projects and contracts, the timing of which is subject to a variety of factors beyond Precision's control, including customer budgets and modifications in customer products. Precision cannot predict the degree to which these trends will continue. A portion of Precision's operating expenses are relatively fixed. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on our business, financial condition or results of operations. Additionally, Precision may periodically incur cost increases due to hiring and training of new employees in anticipation of future growth. The size, timing and integration of possible future acquisitions may also cause substantial fluctuations in operating results from quarter to quarter. As a result, operating results for any fiscal quarter may not be indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.

    SIGNIFICANT COMPETITION FOR PRECISION PART MANUFACTURING OUTSOURCED BY ORIGINAL EQUIPMENT MANUFACTURERS MAY AFFECT PRECISION'S ABILITY TO SUCCEED.

    Precision operates in an industry that is highly fragmented and competitive. A variety of suppliers with different subsets of Precision's manufacturing capabilities compete to supply the stringent demands of large original equipment manufacturers. In addition, Precision's customers are continually seeking to consolidate their business among one or more "Preferred" or "Qualified" suppliers. If any customer becomes dissatisfied with Precision's prices, quality or timeliness of delivery, among other things, it could award future business or move existing business to our competitors. There can be no assurance that Precision's products will continue to compete successfully with the products of its competitors, including original equipment manufacturers themselves, many of which are significantly larger and have greater financial and other resources than Precision does.

    THE CYCLICAL NATURE OF THE INDUSTRIES PRECISION CURRENTLY SERVES COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS.

    A majority of Precision's revenues are derived from customers that are in industries and businesses that are cyclical in nature and subject to change in general economic conditions, such as the power generation, construction, aerospace and automotive industries. General economic or industry specific downturns could have a material adverse effect on Precision and its business, results of operations and financial condition.

    PRECISION'S BUSINESS COULD BE ADVERSELY AFFECTED IF IT IS UNABLE TO OBTAIN RAW MATERIALS AND COMPONENTS FROM ITS SUPPLIERS ON FAVORABLE TERMS.

    Generally, Precision's major raw materials consist of traditional materials such as steel, aluminum, iron, copper, magnesium and bronze, as well as exotic and difficult to machine materials such as titanium, inconel and invar. A portion of its raw materials are supplied by its customers on consignment. Raw materials not supplied by its customers are purchased from several suppliers. Although all of these materials have been available in adequate quantities to meet its production demands in the past, Precision can give you no assurance that such materials will be available in adequate quantities in the future. Precision does not presently anticipate any raw material shortages that would significantly affect production. However, the lead times between the placement of orders for certain raw materials and actual delivery to Precision may vary significantly and Precision may from time to time be required to order raw materials in quantities and at prices less than optimal to compensate for the variability of lead times of delivery. Our business could be adversely affected if we are unable to obtain raw materials and components from suppliers on favorable terms.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Precision's bank term loan provides for interest to be charged at either the LIBOR rate or a base rate plus, in each case, a margin determined in accordance with the credit agreement. Based on Precision's level of outstanding borrowings from its term loan at December 31, 2000, a 100 basis point change in interest rate would result in a $0.2 million annual change in interest expense. Precision's revolving line of credit provides for interest to be charged at either the LIBOR rate or a base rate plus, in each case, a margin determined in accordance with the credit agreement. Based on Precision's level of outstanding borrowings under its revolving line of credit as of December 31, 2000, a 100 basis point change in interest rates would result in a $0.1 million annual change in interest expense.

    Precision's GECC term loan provides for interest to be charged at the LIBOR rate plus 500 basis points in accordance with the term loan agreement. Based on Precision's level of borrowings under the equipment term loan as of December 31, 2000, a 100 basis points change in interest rates would result in a $0.2 million annual change in interest expense.

    Precision's $6.7 million operating lease program provides for interest to be charged at the LIBOR rate plus 500 basis points in accordance with the master lease agreement. Based on Precision's level of outstanding operating lease obligations at December 31, 2000, a 100 basis point change in the LIBOR interest rate would result in a $0.1 million annual change in equipment rental expense.

    The remainder of Precision's debt is at fixed interest rates. Our senior subordinated notes have a carrying value of $100 million, but we believe that the fair value of the senior subordinated notes is substantially below the carrying value. Because the notes are held by a limited number of institutional investors and are not actively traded among those investors or the general public, we are unable to accurately determine the current fair value of the notes. The last trade of these notes known to management took place in September 2000 at approximately 58% of face value.

    Precision does not own nor is it obligated for other significant debt or equity securities that would be affected by fluctuations in market risk, and our exposure to foreign currency exchange rate risk and commodity price risk is not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our financial statements and the report of our independent auditors thereon, are included in this Report beginning at page F-1. See the index included on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to our directors and executive officers as of March 1, 2000:

NAME                                          AGE                   POSITION
----                                        --------   -----------------------------------
John G. Raos..............................     51      President and Chief Executive
                                                       Officer, Director
Frank R. Reilly...........................     44      Executive Vice President and Chief
                                                       Financial Officer
Peter J. Statile..........................     44      Executive Vice President of
                                                       Corporate Development and
                                                       Operations
Robert J. Vander Meulen...................     37      Vice President and Corporate
                                                       Controller
Richard A. Buccarelli.....................     46      Vice President, General Counsel and
                                                       Secretary
Robert R. Womack..........................     63      Non-Executive Chairman of the Board
John F. Megrue............................     42      Director
William J. Gumina.........................     30      Director
Richard W. Detweiler......................     59      Director
David W. M. Harvey........................     36      Director

    Effective as of February 24, 2000, Mr. John Clark resigned as a director. The vacancy was filled by Mr. Robert R. Womack who serves as Non-Executive Chairman of the Board. In July 2000, the resignations of Dr. James Ashton, then Chairman and Chief Executive Officer of Precision, Mr. Ronald Miller, then Chief Financial Officer of Precision, and Mr. Melvin Johnson, then Vice President of Operations of Precision, were accepted by the Board of Directors of Precision as tendered. On July 10, 2000, a new management team, headed by John G. Raos, was appointed to succeed Dr. Ashton, Mr. Miller, and Mr. Johnson. Mr. Raos, who was named President and Chief Executive Officer, was joined by Mr. Frank R. Reilly as Executive Vice President and Chief Financial Officer and Mr. Peter J. Statile as Executive Vice President of Corporate Development and Operations. In
December 2000, Mr. Robert J. Vander Meulen joined Precision as its Vice President and was named to the additional position of Corporate Controller in January 2001. Mr. Richard A. Buccarelli joined Precision as its Vice President, General Counsel and Secretary in January 2001.

    JOHN G. RAOS has been our President and Chief Executive Officer since
July 2000. Prior to joining Precision, Mr. Raos worked for the last five years with U.S. Industries, Inc., a $3 billion building products and industrial company, holding positions including President, Chief Operating Officer and Director. Prior to joining U.S. Industries in 1995, Mr. Raos spent nearly
20 years with Hanson PLC, formerly a diversified UK industrial conglomerate with revenues of over $15 billion. Mr. Raos was a Director of Hanson and was President, Chief Operating Officer and a Director of Hanson Industries Inc., the U.S. headquarters of Hanson. During his career at Hanson, Mr. Raos held numerous executive positions including Senior Vice President of Operations, Chief Financial Officer and Treasurer. Mr. Raos presently serves on the Board of Directors of Numerex Corp.

    FRANK R. REILLY has been our Executive Vice President and Chief Financial Officer since July 2000. Prior to joining Precision, Mr. Reilly was a consultant with The Sumner Group, a financial advisory and investment business that he founded in 1998. From 1995 to 1998, Mr. Reilly was Senior Vice President, Chief Financial Officer and a Director of U.S. Industries. From 1992 to 1994,
Mr. Reilly served as Vice President and Chief Financial Officer of Marine Harvest International, Inc., formerly a publicly-traded international aqua-culture company with revenues of $145 million. Prior to 1992, Mr. Reilly served as a Director--Acquisitions at Hanson Industries.

    PETER J. STATILE has been our Executive Vice President of Corporate Development and Operations since July 2000. Prior to joining Precision,
Mr. Statile served as Executive Vice President--Operations of the Strategic Industries, a division of U.S. Industries, a diversified business with revenues of approximately $850 million. Prior to joining Strategic Industries, Mr. Statile was President and Chief Executive Officer of Hanson North America and was an Associate Director of Hanson. During his 13-year tenure at Hanson, Mr. Statile also held numerous executive and financial positions.

    ROBERT J. VANDER MEULEN has been our Vice President since December 2000 and was named to the additional position of Corporate Controller in January 2001. Prior to joining Precision, Mr. Vander Meulen was with U.S. Industries, most recently as Corporate Controller of its Strategic Industries division. For the balance of the past five years, he served as the Assistant Treasurer and as the Assistant Corporate Controller for U.S. Industries. He has over 15 years of experience in corporate and public accounting and began his career with Ernst & Young.

    RICHARD A. BUCCARELLI has been our Vice President, General Counsel and Secretary since January 2001. Prior to joining Precision, Mr. Buccarelli was engaged in the private practice of law from 1998 until 2000. From 1997 to 1998, Mr. Buccarelli served as Vice President--Corporate Development for U.S. Industries, where he was also Vice-President--Property from 1995 until 1997. Prior to joining U.S. Industries, Mr. Buccarelli served in various positions with Hanson for approximately eight years including Chief Executive Officer of Hanson Properties North American from 1991 to 1995 and Assistant General Counsel of Hanson Industries.

    ROBERT R. WOMACK has served as our Chairman and as a director since
April 26, 2000. Prior thereto, he served as Chairman and Chief Executive Officer of U.S. Industries Bath and Plumbing Products, a diversified manufacturer of plumbing, bath and HVAC products. From October 1994 to January 2000, Mr. Womack served as Chairman and Chief Executive Officer of Zurn Industries, a diversified manufacturing and engineering company. Mr. Womack has over 40 years of manufacturing and consulting experience.

    JOHN F. MEGRUE has been a director since our formation. He also serves as Chairman of the Board and a director of Hibbett Sporting Goods, Inc., as Vice Chairman of the Board and a director of Dollar Tree Stores, Inc., and as a director of The Children's Place Retail Stores, Inc. Mr. Megrue has been a partner in Saunders Karp & Megrue since 1992.

    WILLIAM J. GUMINA has been a director since our formation. Mr. Gumina is a partner in Saunders Karp & Megrue and was previously an associate, a Vice President and a Principal there until January 2001 when he became a partner. Prior to his association with Saunders Karp & Megrue in March 1998, Mr. Gumina was an associate with Donaldson, Lufkin & Jenrette Merchant Banking Partners.

    RICHARD W. DETWEILER has been a director since our formation. He also serves on the Board of Directors of TreeSource Industries, Inc. Mr. Detweiler has been a Managing Director with Carlisle since November 1996. Prior thereto he was Chairman and CEO of Precision Aerotech, Inc., a publicly traded, diversified manufacturing company. Mr. Detweiler has also held senior general management, financial and manufacturing positions with Caterpillar, Inc., Sundstrand Corporation and International Harvester (Navistar).

    DAVID W. M. HARVEY has been a director since our formation in September 1998. Mr. Harvey is the President of Harvey & Company LLC, a merchant banking and advisory services firm, he founded in 1998. Prior thereto, he was a managing director of W.E. Myers & Co.

BOARD OF DIRECTORS

    Currently, all directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of our board of directors.

BOARD COMMITTEES

    We have established two standing committees of the board of directors, an audit committee and a compensation committee.

    The audit committee reviews the professional services provided by our independent accountants and the independence of such accountants from management. The audit committee also reviews the scope of the audit coverage and our annual financial statements and such other matters with respect to our accounting, auditing practices and procedures as it may find appropriate or as are brought to its attention. The members of the audit committee are Messrs. Detweiler (Chairman), Gumina, and Harvey.

    The compensation committee reviews and approves executive salaries and administers our bonus, stock option and incentive compensation plans. The compensation committee advises and consults with management regarding significant employee benefit and compensation policies and practices. The members of the compensation committee are Messrs. Womack (Chairman), Gumina, and Detweiler.

ITEM 11. EXECUTIVE COMPENSATION

    The following table provides information relating to compensation for our current chief executive officer, our former chief executive officer and our two other most highly compensated executive officers whose compensation is required to be disclosed by the rules and regulations of the Securities Exchange Act of 1934. The compensation information for all of the named executive officers for 1998, 1999 and 2000 is based on their compensation from us. Information for our former chief executive officer for 1998 has been annualized to reflect what his compensation would have been had we been operating for all of 1998:

                                                                                       LONG TERM
                                              ANNUAL COMPENSATION                  COMPENSATION/AWARD
                                              -------------------                  ------------------
                                                                       OTHER        SHARES OF COMMON
                                                                       ANNUAL       STOCK UNDERLYING     ALL OTHER
                                               SALARY     BONUS     COMPENSATION        OPTIONS         COMPENSATION
                                              --------   --------   ------------   ------------------   ------------
John G. Raos (1).................    2000     $119,230   $125,000      $    --          $    --            $22,345
  President and Chief
  Executive Officer
Frank R. Reilly (1)..............    2000      104,923   $ 80,000           --               --              4,800
  Executive Vice President
  and Chief Financial Officer....
Peter J. Statile (1).............    2000      104,923   $ 80,000           --               --              4,800
  Executive Vice President and
  Chief Operating Officer
James E. Ashton..................    2000      116,724    112,500           --               --            146,682
  Former Chief Executive             1999      178,000         --        7,868               --                 --
  Officer (2)                        1998      130,000     32,500        2,368               --                 --

------------------------

(1) Messrs. Raos, Reilly, and Statile were hired in July 2000. As a result, compensation for 2000 represents five months and twenty-one days of compensation. Bonuses were earned in 2000 and paid in 2001.

(2) Dr. Ashton's resignation was accepted by the Board of Directors in July 2000. As a result, compensation for 2000 represents only six months and five days of compensation. Dr. Ashton entered into a separation agreement with LLC on June 23, 2000, pursuant to which LLC repurchased, at cost, 100% of his investment units in LLC, consisting of equal numbers of Class A equity and preferred interests in LLC, and 62.5% of the class B equity in LLC owned by Dr. Ashton. The separation agreement provides that, for a period of two years, Dr. Ashton is not to participate, promote or solicit any person or entity that engages or, within the 36-month period prior to the separation agreement, has engaged in the acquisition of contract manufacturing entities that derive more than 50% of their annual gross sales for the most recent fiscal year from the contract manufacturing of metal parts, tooling and/or assemblies primarily for original equipment manufacturers. In connection with the separation agreement, LLC made a lump-sum severance payment to Dr. Ashton in the amount of $112,500.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth select information on options exercisable for class A equity of LLC and investment units of LLC, consisting of equal numbers of class A equity and preferred interests in LLC, each of which were granted during the fiscal year 2000 pursuant to employment agreements with the executive officers named in the summary compensation table.

                                           INDIVIDUAL GRANTS
                                ----------------------------------------
                                              PERCENT OF                       POTENTIAL REALIZABLE VALUE AT
                                NUMBER OF    TOTAL OPTIONS                     ASSUMED ANNUAL RATES OF STOCK
                                SECURITIES    GRANTED TO                    PRICE APPRECIATION FOR OPTION TERM
                                UNDERLYING     EMPLOYEES     EXERCISE OF   -------------------------------------
                                 OPTIONS       IN FISCAL     BASE PRICE    EXPIRATION
NAME                             GRANTED        YEAR(1)       ($/UNIT)        DATE           5%          10%
----                            ----------   -------------   -----------   -----------   ----------   ----------
John G. Raos
  Class A Equity(2)...........   860,000         19.70%        $0.3735      7/10/2010     $202,007     $511,926
  Class A Equity(3)...........   860,000         19.70%        $0.3735      7/10/2010     $202,007     $511,926
  Class A Equity(4)...........   100,363          2.30%        $0.3735      7/10/2010     $ 23,574     $ 59,742
  Class A Equity(5)...........   100,363          2.30%        $0.3735      7/10/2010     $ 23,574     $ 59,742
Frank R. Reilly
  Class A Equity(2)...........   237,500          5.44%        $0.3735      7/10/2010     $ 55,787     $141,375
  Class A Equity(3)...........   237,500          5.44%        $0.3735      7/10/2010     $ 55,787     $141,375
  Investment Units(6).........   500,000          1.15%        $  1.00      6/30/2001     $ 25,000     $ 50,000
Peter J. Statile
  Class A Equity(2)...........   237,500          5.44%        $0.3735      7/10/2010     $ 55,787     $141,375
  Class A Equity(3)...........   237,500          5.44%        $0.3735      7/10/2010     $ 55,787     $141,375
  Investment Units(6).........   500,000          1.15%        $  1.00      6/30/2001     $ 25,000     $ 50,000

------------------------

1. This percentage reflects each option grant as a percentage of the total options granted to employees in fiscal year 2000. Total options include options exercisable for class A equity of LLC, options exercisable for investment units of LLC as described above and options exercisable for shares of class B common stock of Holdings.

2. These options were granted on July 10, 2000 and vest on a pro rata basis over a four-year period at a rate of 25.0% per year from the date of grant.

3. These options were granted on July 10, 2000 and vest at the end of seven years, subject to pro rata acceleration over a four-year period from the date of grant at a rate of 12.5%, 25.0%, 25.0%, and 25.0% for each of fiscal years 2000, 2001, 2002 and 2003, respectively, and at a rate of 12.5% for the six months ending June 30, 2004 if Precision and Holdings meet certain financial goals determined by Precision's board of directors.

4. In the event of additional cash equity contributions to LLC (up to $4.0 million), Precision is required to cause there to be granted to Mr. Raos additional options representing 3.5% of the new contribution at an exercise price equal to $0.3735. These options were granted to Mr. Raos under the terms of his employment agreement with respect to the additional cash equity invested in LLC on December 8, 2000. These options vest on a pro rata basis over a four-year period at a rate of 25.0% per year from the date of grant.

5. These options were granted to Mr. Raos under the terms of his employment agreement with respect to the additional cash equity invested in LLC on December 8, 2000 as described above. These options vest at the end of seven years subject to pro rata acceleration over a four-year period if Precision and Holdings meeting certain financial goals determined by Precision's board of directors.

6. These options were granted on July 10, 2000 pursuant to each of Mr. Reilly's and Mr. Statile's employment agreements and expire June 30, 2001. The options represent the right to purchase investment units of LLC, consisting of equal numbers of preferred interests and class A equity.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND LAST FISCAL YEAR-END OPTION
  VALUES

    The following table sets forth information on the exercisable options for the year ended December 31, 2000 for each of the named executive officers.

                                                                  NUMBER OF SECURITIES
                                                                       UNDERLYING
                                                                 UNEXERCISED OPTIONS AT           VALUE OF
                                                                     FISCAL YEAR-END         UNEXERCISED IN-THE-
                              SHARES ACQUIRED      VALUE       ---------------------------    MONEY OPTIONS AT
NAME                          ON EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE     FISCAL YEAR-END
----                          ---------------   ------------   -----------   -------------   -------------------
John G. Raos................           --               --       107,500       1,813,225                 --

Frank R. Reilly

  Class A Equity............           --               --        29,688         445,312                 --

  Investment Units..........           --               --       500,000              --                 --

Peter J. Statile

  Class A Equity............           --               --        29,688         445,312                 --

  Investment Units..........           --               --       500,000              --                 --

PENSION PLAN

    Precision's pension plan is based upon contributions by employees. Precision matches 50% of its employees' contributions up to 5% of their annual wages. In any given year, employees may contribute up to 15% of their annual wages to the pension plan up to the maximum contributions allowed under current Internal Revenue Service regulations. Employees are eligible to participate in the pension plan after three months of employment with Precision. The pension plan makes no distinctions between executive officers and other employees and, once an employee becomes eligible, the terms of the pension plan do not vary as to time an employee has been with Precision.

EMPLOYMENT AGREEMENTS

    Each of John G. Raos, President and Chief Executive Officer, Frank R. Reilly, Executive Vice President and Chief Financial Officer, and Peter J. Statile, Executive Vice President of Corporate Development and Operations, has entered into an employment agreement with Precision for a two year term effective July 10, 2000. The employment agreements provide for annual base salaries in the amount of $250,000, in the case of Mr. Raos, and $220,000, for each of Mr. Reilly and Mr. Statile, which are each subject to annual review commencing January 1, 2001. Mr. Raos's employment agreement was amended on December 8, 2000 to, among other things, raise his annual base salary by $25,000 if Precision is in compliance with several financial covenants through June 30, 2001. In addition, the employment agreements provide for annual cash bonuses of up to 100%, in the case of Mr. Raos, and 65%, for each of Mr. Reilly and Mr. Statile, of the executive's then-current annual salary based on their respective performance under a bonus plan expected to be implemented by Precision during 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of our outstanding common stock is owned by Holdings. LLC owns approximately 99.84% of Holdings' common stock. The remaining Holdings' common stock is owned by current and former non-executive employees of our company. The following table sets forth information regarding beneficial ownership of the voting equity interests in LLC as of March 19, 2001 held by:

    - each person or group believed by us to beneficially own more than 5% of our common stock;

    - our directors, chief executive officer, former chief executive officer and two other most highly compensated executive officers; and

    - all our directors and executive officers as a group.

    Under the rules and regulations of Regulation S-K under the Securities Act, beneficial ownership is calculated in accordance with Rule 13d-1 under the Exchange Act. Under these rules, the term includes not only shares owned by a person or group, but also shares over which the person or group exercises voting and/or investment power. In accordance with these rules, for the purpose of computing the beneficial ownership of each person or group listed in this table, any shares not outstanding which are subject to options or warrants exercisable as of, or within 60 days after, March 19, 2001 have been deemed to be outstanding and owned by such person or group, but have not been deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person. The applicable percentage ownership for LLC's voting equity interests set forth below is based on 43,769,681 Class A equity interests and 28,336,818 Class B equity interests outstanding as of March 19, 2001, each of which interests entitles the holder thereof to one vote. Except as otherwise noted, we believe that each of the holders listed below has sole voting and investment power over the shares beneficially owned by them and addresses are in care of our company.

                                                   NUMBER AND CLASS OF VOTING      PERCENT OF VOTING EQUITY
                                                  EQUITY INTEREST BENEFICIALLY      INTERESTS BENEFICIALLY
NAME OF BENEFICIAL OWNER                                     OWNED                          OWNED
------------------------                       ----------------------------------  ------------------------
DIRECTORS AND EXECUTIVE OFFICERS:
John G. Raos(1)..............................          2,784,571 Class A                      3.9%
Frank R. Reilly(2)...........................           529,688 Class A                         *
Peter J. Statile(2)..........................           529,688 Class A                         *
James E. Ashton..............................           419,495 Class B                         *
John F. Megrue(3)............................          31,078,779 Class A                    75.6%
                                                       23,455,143 Class B
William J. Gumina............................                  --                              --
Richard W. Detweiler(4)......................          7,427,968 Class A                     15.2%
                                                       3,502,361 Class B
Robert R. Womack.............................                  --                              --
David W. M. Harvey(5)........................           388,000 Class A                         *

All directors and executive officers as a              42,738,694 Class A                    95.7%
  group (11 persons).........................          27,376,999 Class B

5% HOLDERS:
Precision Partners Investment Fund,                    38,506,747 Class A                    90.8%
  L.L.C.(3)(4)                                         26,957,504 Class B

------------------------

*   Less than 1%.

(1) Includes 107,500 shares issuable upon the exercise of options.

(2) All of these executive officers' shares are issuable upon the exercise of options.

(3) Includes (i) 30,371,985 Class A equity interests and 22,995,240 Class B equity interests beneficially owned by SKM Equity Fund II, L.P. and
    (ii) 706,794 Class A equity interests and 459,903 Class B equity interests beneficially owned by SKM Investment Fund II, in each case through Precision Partners Investment Fund, L.L.C. SKM Partners, L.P. is the general partner of each of these funds and Saunders Karp & Megrue Partners, L.L.C. is the general partner of SKM Partners, L.P. John F. Megrue, Thomas A. Saunders III and Allan W. Karp are the members of the management committee of Saunders Karp & Megrue Partners, L.L.C. and therefore may be deemed to have beneficial ownership of the equity interests shown as being beneficially owned by SKM Equity Fund II, L.P. and SKM Investment Fund II.
    Messrs. Megrue, Saunders and Karp disclaim beneficial ownership of such equity interests, except to the extent that any of them has a limited partnership interest in SKM Investment Fund II. The address of the two SKM funds and Messrs. Megrue, Saunders and Karp is 262 Harbor Drive, Stamford, CT 08902.

(4) Includes (i) 5,549,464 Class A equity interests beneficially owned by Carlisle Precision Partners I, L.P., (ii) 1,877,968 Class A equity interests and 3,502,361 Class B equity interests beneficially owned by Carlisle Precision Partners II, L.P. and (iii) a de minimus number of Class A equity interests, less than 1/1000 of 1%, beneficially owned by Carlisle Group, L.P., in each case through Precision Partners Investment Fund, L.L.C. Carlisle Group, L.P. is the general partner of Carlisle Precision Partners I, L.P. and Carlisle Enterprises, L.L.C. is the general partner of Carlisle Group, L.P. and Carlisle Precision Partners II, L.P. Dennis A. Dunn, James
    S. Carlisle, Richard W. Detweiler, David L. Canedo and Dale L. Ziegler are the members of Carlisle Enterprises L.L.C. and therefore may be deemed to have beneficial ownership of the equity interests owned by the three Carlisle funds. Messrs. Dunn, Carlisle, Detweiler, Canedo and Ziegler disclaim beneficial ownership of such equity interests, except to the extent that any of them has a limited partnership interest in any of the Carlisle funds. The address of the three Carlisle funds and Messrs. Dunn, Carlisle, Detweiler, Canedo and Ziegler is 7777 Fay Avenue, #200, La Jolla, CA 92037.

(5) Includes 388,000 Class A equity interests owned by Harvey Equity Partners, L.L.C. David W.M. Harvey is a member of Harvey Equity Partners, L.L.C. and therefore may be deemed to have beneficial ownership of the these equity interests. Mr. Harvey disclaims beneficial ownership of such equity interests, except to the extent he has any membership interest in Harvey Equity Partners, L.L.C. The address of Harvey Equity Partners, L.L.C. and Mr. Harvey is 2020 Main Street, Suite 900, Irvine, CA 92614.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    A majority of our directors are also principals of Saunders Karp & Megrue, Carlisle or Harvey and are therefore in positions involving possible conflicts of interest. However, our directors and officers and those of our subsidiaries are subject to fiduciary obligations to act in our and our subsidiaries' best interests, as the case may be. We maintain with a third party insurer, for the benefit of our and our subsidiaries' directors and officers, liability insurance against certain liabilities incurred by these directors and officers in such capacity.

    We may from time to time engage in certain transactions with related parties and affiliates which include, among other things:

    - business arrangements;

    - lease arrangements for certain manufacturing facilities and offices; and

    - the payment of fees or commissions for the transfer of manufacturing by one operating company to another.

    The indenture governing the outstanding notes generally requires that these types of transactions be on terms no less favorable to the applicable subsidiary or us than those that could be obtained on an arms' length basis from third parties. However, we can not provide you with any assurance that such transactions will not adversely affect our business, financial condition or results of operations. Precision pays, from time to time, fees and expenses incurred by Holdings or LLC in connection with Precision's operations. As of December 31, 2000, we had a receivable of $0.2 million due from Holdings relating to fees paid on behalf of Holdings during 2000. Fees paid on behalf of LLC in 2000 were immaterial. In accordance with its advisory agreement with Harvey, Precision paid certain fees totaling thirty thousand dollars to Harvey in 2000 in connection with the performance of Mid State.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

    Our financial statements, and the report of our independent auditors thereon, are included in this Report beginning at page F-1. See the index included on page F-1.

(b)  REPORTS ON FORM 8-K

    (i) Current Report on Form 8-K filed by Precision Partners, Inc. on November 15, 2000 reporting as to Item 5 and Item 7.

    (ii) Current Report on Form 8-K filed by Precision Partners, Inc. on December 5, 2000 reporting as to Item 5 and Item 7.

(c)  EXHIBITS

       EXHIBIT
       NUMBER                              DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
          2.1           Merger Agreement dated September 30, 1998 by and among
                        Galaxy Industries Corporation, Kenneth Smith, Galaxy Holding
                        Co., Inc., Robert H. Leidel Revocable Living Trust, Betty A.
                        Leidel Revocable Living Trust, Michael Leidel, Cheryl
                        Brooks, and Galaxy Acquisition, Inc. (filed as Exhibit 2.1 to the Registration Statement on Form S-4 (file no.
                        333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

          2.2           Redemption and Merger Agreement dated September 17, 1998 by and among Mid State Machine Products, S. Douglas Sukeforth,
                        Mid State Holdings Co., Inc. and Mid State Acquisition Inc.
                        (filed as Exhibit 2.2 to the Registration Statement on Form
                        S-4 (file no. 333-33438), as amended, originally filed on
                        March 28, 2000 and incorporated herein by reference).

          2.3           Asset Purchase Agreement dated February 5, 1999 by and among
                        General Automation, Inc., Max Starr, and Precision Partners
                        Holding Company (filed as Exhibit 2.3 to the Registration
                        Statement on Form S-4 (file no. 333-33438), as amended,
                        originally filed on March 28, 2000 and incorporated herein by reference).

          2.4           Asset Purchase Agreement dated February 11, 1999 by and
                        among Nationwide Precision Products Corp., certain of its
                        stockholders and Nationwide Acquisition Delaware, Inc.
                        (filed as Exhibit 2.4 to the Registration Statement on Form
                        S-4 (file no. 333-33438), as amended, originally filed on
                        March 28, 2000 and incorporated herein by reference).

          2.5 Stock Purchase Agreement dated February 19, 1999 by and among Certified Fabricators Inc., Calbrit Design, Inc., certain of their selling shareholders and Precision
                        Partners, Inc. (filed as Exhibit 2.5 to the Registration
                        Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

          2.6           Stock Purchase Agreement dated August 27, 1999 by and among
                        Gillette Machine & Tool Co., Inc., Gillette Machine &
                        Equipment Company, certain of their selling shareholders and
                        Precision Partners, Inc. (filed as Exhibit 2.6 to the
                        Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

       EXHIBIT
       NUMBER                              DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
          2.7           Agreement of Merger dated as of May 28, 1999 by and among
                        Certified Fabricators Inc., Calbrit Design, Inc., and
                        Precision Partners, Inc. and filed with the Secretary of
                        State of the State of California on July 7, 1999 (filed as
                        Exhibit 2.7 to the Registration Statement on Form S-4 (file
                        no. 333-33438), as amended, originally filed on March 28,
                        2000 and incorporated herein by reference).

          3.1           Amended and Restated Certificate of Incorporation of
                        Precision Partners, Inc. (filed as Exhibit 3.1 to the
                        Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

          3.2           Bylaws of Precision Partners, Inc. (filed as Exhibit 3.2 to the Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and
                        incorporated herein by reference).

          3.3           Certificate of Incorporation of Nationwide (together with
                        all amendments thereto) (filed as Exhibit 3.3 to the
                        Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

          3.4           By-laws of Nationwide (filed as Exhibit 3.4 to the
                        Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

          3.5           Certificate of Incorporation of Mid State (together with all amendments thereto) (filed as Exhibit 3.5 to the
                        Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

          3.6           Amended and Restated By-laws of Mid State (filed as Exhibit
                        3.6 to the Registration Statement on Form S-4 (file no.
                        333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

          3.7           Articles of Incorporation of General Automation (together
                        with all amendments thereto) (filed as Exhibit 3.7 to the
                        Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

          3.8           By-laws of General Automation (filed as Exhibit 3.8 to the
                        Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

          3.9           Articles of Incorporation of Certified (together with all
                        amendments thereto) (filed as Exhibit 3.9 to the
                        Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

         3.10           Amended and Restated By-laws of Certified (filed as Exhibit
                        3.10 to the Registration Statement on Form S-4 (file no.
                        333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

         3.11           Restated Certificate of Incorporation of Gillette (filed as
                        Exhibit 3.11 to the Registration Statement on Form S-4 (file
                        no. 333-33438), as amended, originally filed on March 28,
                        2000 and incorporated herein by reference).

         3.12           By-laws of Gillette (filed as Exhibit 3.12 to the
                        Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

       EXHIBIT
       NUMBER                              DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
         3.13           Articles of Incorporation of Galaxy (filed as Exhibit 3.13 to the Registration Statement on Form S-4 (file no.
                        333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

         3.14           Amended and Restated By-laws of Galaxy (filed as Exhibit
                        3.14 to the Registration Statement on Form S-4 (file no.
                        333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

          4.1           Indenture dated as of March 19, 1999 among Precision
                        Partners, Inc., as Company, the Guarantors named therein and
                        The Bank of New York, as trustee (filed as Exhibit 4.1 to
                        the Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and
                        incorporated herein by reference).

          4.2           First Supplemental Indenture dated October 15, 1999, among
                        Precision Partners, Inc. and The Bank of New York, as
                        trustee (filed as Exhibit 4.2 to the Registration Statement on Form S-4 (file no. 333-33438), as amended, originally
                        filed on March 28, 2000 and incorporated herein by
                        reference).

          4.3           Second Supplemental Indenture dated October 29, 1999, among
                        Precision Partners, Inc. and The Bank of New York, as
                        trustee (filed as Exhibit 4.3 to the Registration Statement on Form S-4 (file no. 333-33438), as amended, originally
                        filed on March 28, 2000 and incorporated herein by
                        reference).

         10.1           Credit Agreement (the "Credit Agreement") dated as of March
                        19, 1999 among Precision Partners, Inc., the guarantors and lenders named therein, Citibank, N.A., as Administrative
                        Agent, Bank of America National Trust and Savings
                        Association, as Syndication Agent, and Sun Trust Bank,
                        Atlanta, as Documentation Agent (filed as Exhibit 10.1 to
                        the Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and
                        incorporated herein by reference).

         10.2           Waiver and Amendment to the Credit Agreement dated August 9,
                        1999 among Precision Partners, Inc., the guarantors and
                        lenders named therein, and Citicorp U.S.A., Inc. (filed as
                        Exhibit 10.2 to the Registration Statement on Form S-4 (file
                        no. 333-33438), as amended, originally filed on March 28,
                        2000 and incorporated herein by reference).

         10.3           Waiver and Amendment No. 2 to the Credit Agreement dated
                        March 2, 2000 among Precision Partners, Inc., the guarantors and lenders named therein, and Citicorp U.S.A., Inc. (filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).

         10.4           Waiver and Amendment No. 3 to the Credit Agreement dated as of December 8, 2000 among Precision Partners, Inc.,
                        Precision Partners Holding Company, Mid State, Galaxy,
                        Certified, General Automation, Nationwide, Gillette, the
                        Lenders listed on the signature pages thereof and Citicorp
                        U.S.A., Inc., as Administrative Agent for the Lenders (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 11, 2000 for the quarter ended September 30,
                        2000 and incorporated herein by reference).

         10.5           Loan, Security and Guaranty Agreement dated as of December
                        8, 2000 by and between (a) Galaxy, Mid State, Nationwide,
                        General Automation (b) GECC, for itself and as agent for
                        certain Participants (together with its successors and
                        assigns, the Lender); and (c) the Company, as Guarantor
                        (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 11, 2000 for the quarter ended September
                        30, 2000 and incorporated herein by reference).

       EXHIBIT
       NUMBER                              DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
         10.6           Note dated December 8, 2000 executed by Galaxy, Mid State,
                        Nationwide and General Automation, as Borrowers evidencing a promise to pay to the order of GECC, for itself and as agent for certain Participants, as Lender the principal sum of
                        $20,770,826.00 pursuant to the Loan Agreement (filed as
                        Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on
                        December 11, 2000 for the quarter ended September 30, 2000 and incorporated herein by reference).

         10.7           Amended and Restated Master Lease Agreement dated as of
                        December 8, 2000 between GECC, for itself and as agent for certain Participants, as Lessor, and Galaxy, Mid State,
                        Nationwide, and General Automation, as Lesees (filed as
                        Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on
                        December 11, 2000 for the quarter ended September 30, 2000 and incorporated herein by reference).

         10.8           Final Schedule dated December 8, 2000 to Amended and
                        Restated Master Lease Agreement dated as of December 8, 2000 between GECC, for itself and as agent for certain
                        Participants, as Lessor, and Galaxy, Mid State, Nationwide,
                        and General Automation, as Lessees (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on December 11, 2000 for the quarter ended September 30, 2000 and incorporated
                        herein by reference).

         10.9           Security Agreement dated as of December 8, 2000 among
                        Citicorp, as agent for GECC, for itself and as agent for
                        certain Participants, and Precision Partners, Inc., Galaxy,
                        Mid State, Nationwide, and General Automation (filed as
                        Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on
                        December 11, 2000 for the quarter ended September 30, 2000 and incorporated herein by reference).

        10.10           Security Agreement dated as of December 8, 2000 among GECC, as agent for Citicorp in its capacity as Administrative
                        Agent for certain lenders under the Credit Agreement and
                        Galaxy, Mid State, Nationwide, and General Automation (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on December 11, 2000 for the quarter ended September 30,
                        2000 and incorporated herein by reference).

        10.11           Intercreditor Agreement dated as of December 8, 2000 between
                        Citicorp, as Administrative Agent for the Lenders under the
                        Credit Agreement and GECC, for itself and as agent for
                        certain Participants under the Loan, Security and Guaranty
                        Agreement.

        10.12           General Electric Gas Turbine Systems Source Operation
                        Agreement dated December 1, 1998 by and between General
                        Electric and Mid State (filed as Exhibit 10.3 to the
                        Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

        10.13           Purchase Agreement dated October 26, 1999 between
                        Caterpillar Inc. and Galaxy (filed as Exhibit 10.4 to the
                        Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

        10.14           Purchase Agreement dated February 1, 2000 between Dana
                        Corporation -- Spicer Heavy Axle & Brake Division and
                        Nationwide (filed as Exhibit 10.5 to the Registration
                        Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

        10.15*          Employment Agreement dated as of July 10, 2000 between John
                        G. Raos and Precision Partners, Inc.

        10.16*          Amendment No. 1 to Employment Agreement dated as of July 10,
                        2000 between John G. Raos and Precision Partners, Inc.

       EXHIBIT
       NUMBER                              DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
        10.17*          Amendment No. 2 to Employment Agreement dated as of July 10,
                        2000 between John G. Raos and Precision Partners, Inc.

        10.18*          Employment Agreement dated as of July 10, 2000 between Frank
                        R. Reilly and Precision Partners, Inc.

        10.19*          Amendment No. 1 to Employment Agreement dated as of July 10,
                        2000 between Frank R. Reilly and Precision Partners, Inc.

        10.20*          Employment Agreement dated as of July 10, 2000 between Peter
                        J. Statile and Precision Partners, Inc.

        10.21*          Amendment No. 1 to Employment Agreement dated as of July 10,
                        2000 between Peter J. Statile and Precision Partners, Inc.

         21.1 List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Registration Statement on form S-4 (file no.
                        333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

------------------------

*   Filed herewith.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE NO.
                                                              --------
CONSOLIDATED FINANCIAL STATEMENTS OF PRECISION PARTNERS,
  INC. (PRECISION) AND MID STATE MACHINE PRODUCTS
  (PREDECESSOR)

Report of Independent Auditors, Ernst & Young LLP...........    F-2

Report of Independent Auditors, Ernst & Young LLP...........    F-3

Consolidated Balance Sheets as of December 31, 2000 and
  December 31, 1999.........................................    F-4

Consolidated Statements of Operations for the years ended
  December 31, 2000 and 1999 and the period from
  September 9, 1998 (Inception) to December 31, 1998
  (Precision), and the nine months ended September 30, 1998
  (Predecessor).............................................    F-5

Consolidated Statements of Stockholder's Equity for the
  years ended December 31, 2000 and 1999, the period from
  September 9, 1998 (Inception) to December 31, 1998
  (Precision) and the nine months ended September 30, 1998
  (Predecessor).............................................    F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000 and 1999, the period from September 9,
  1998 (Inception) to December 31, 1998 (Precision), and the
  nine months ended September 30, 1998 (Predecessor)........    F-7

Notes to Consolidated Financial Statements..................    F-9

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Precision Partners, Inc.

    We have audited the accompanying consolidated balance sheets of Precision Partners, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 2000 and 1999 and the period from September 9, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Partners, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and the period from September 9, 1998 (inception) through December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
March 12, 2001

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Precision Partners, Inc.

    We have audited the consolidated statements of operations, stockholders' equity and cash flows of Mid State Machine Products (the "Predecessor") for the nine-month period ended September 30, 1998. These financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements of Mid State Machine Products referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the nine month period ended September 30, 1998 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
January 19, 1999

                      PRECISION PARTNERS, INC. (PRECISION)

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Current Assets
  Cash and cash equivalents.................................  $     --   $    313
  Trade accounts receivable less allowance for doubtful
    accounts of $590 at December 31, 2000 and $261 at
    December 31, 1999.......................................    22,043     23,613
  Inventories...............................................    18,635     18,404
  Deferred income taxes.....................................     1,634      1,303
  Other current assets......................................     1,078      1,916
                                                              --------   --------
Total current assets........................................    43,390     45,549
Property, plant, and equipment, at cost, net................    86,214     71,611
Goodwill, net...............................................    71,661     77,429
Non-compete agreement.......................................        --        933
Other assets................................................     6,086     10,869
                                                              --------   --------
Total assets................................................  $207,351   $206,391
                                                              ========   ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................  $ 15,429   $  7,703
  Accrued expenses..........................................    12,324     11,406
  Income taxes payable......................................       922      1,014
  Deferred revenue..........................................     1,616      4,700
  Current portion of long term debt.........................     7,975      2,611
  Other current liabilities.................................       132      3,071
                                                              --------   --------
Total current liabilities...................................    38,398     30,505

Long term debt, less current portion........................   141,860    131,937
Non-current deferred income taxes...........................     1,846      7,817

Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value; 100 shares authorized,
    issued and outstanding..................................        --         --
  Additional paid in capital................................    48,056     42,042
  Accumulated deficit.......................................   (22,809)    (5,910)
                                                              --------   --------
Total stockholder's equity..................................    25,247     36,132
                                                              --------   --------
Total liabilities and stockholder's equity..................  $207,351   $206,391
                                                              ========   ========

SEE ACCOMPANYING NOTES

                    PRECISION PARTNERS, INC. (PRECISION) AND
                 MID STATE MACHINE PRODUCTS, INC. (PREDECESSOR)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                             PRECISION                     PREDECESSOR
                                             ------------------------------------------   -------------
                                                                           PERIOD FROM
                                                                           SEPTEMBER 9,
                                                                               1998        NINE MONTH
                                                                           (INCEPTION)       PERIOD
                                              YEAR ENDED     YEAR ENDED      THROUGH          ENDED
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                                                 2000           1999           1998           1998
                                             ------------   ------------   ------------   -------------
Net sales..................................    $169,976       $123,188       $12,602         $24,106
Cost of sales..............................     135,671         93,434         9,090          16,326
Impairment of long-lived assets............       4,270             --            --              --
                                               --------       --------       -------         -------
Gross profit...............................      30,035         29,754         3,512           7,780
Selling, general and administrative
  expenses.................................      31,960         24,840         3,134           3,374
Impairment of long-lived assets............       2,501             --            --              --
                                               --------       --------       -------         -------
Operating (loss) income....................      (4,426)         4,914           378           4,406
Interest income............................          46            245            --              --
Investment income..........................          --             --            --             103
Interest expense...........................     (16,572)       (12,812)         (526)            (37)
Other income (expense).....................        (737)             8          (138)            (91)
                                               --------       --------       -------         -------
(Loss) income before income taxes..........     (21,689)        (7,645)         (286)          4,381
(Benefit) provision for income taxes.......      (4,790)        (2,130)          109           1,677
                                               --------       --------       -------         -------
Net (loss) income..........................    $(16,899)      $ (5,515)      $  (395)        $ 2,704
                                               ========       ========       =======         =======

SEE ACCOMPANYING NOTES

                    PRECISION PARTNERS, INC. (PRECISION) AND
                 MID STATE MACHINE PRODUCTS, INC. (PREDECESSOR)
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                 (IN THOUSANDS)

                                                         CLASS A    CLASS B
                                                          COMMON     COMMON    RETAINED
                                                          STOCK      STOCK     EARNINGS    TOTAL
                                                         --------   --------   --------   --------
PREDECESSOR:
Balance at January 1, 1998.............................    $25        $25      $ 17,044   $ 17,094
Net income.............................................     --         --         2,704      2,704
Redemption of shares...................................     (6)        (6)      (11,521)   (11,533)
                                                           ---        ---      --------   --------
Balance at September 30, 1998..........................    $19        $19      $  8,227   $  8,265
                                                           ===        ===      ========   ========

                                                                 ADDITIONAL
                                                       COMMON     PAID IN     ACCUMULATED
                                                       STOCK      CAPITAL       DEFICIT      TOTAL
                                                      --------   ----------   -----------   --------
PRECISION:
Initial capitalization at September 9, 1998.........    $ --       $32,000      $     --    $ 32,000
Net loss............................................      --            --          (395)       (395)
                                                        ----       -------      --------    --------
Balance at December 31, 1998........................      --        32,000          (395)     31,605
Capital contributions...............................      --        10,042            --      10,042
Net loss............................................      --            --        (5,515)     (5,515)
                                                        ----       -------      --------    --------
Balance at December 31, 1999........................      --       $42,042      $ (5,910)   $ 36,132
Capital contributions...............................      --         6,014            --       6,014
Net loss............................................      --            --       (16,899)    (16,899)
                                                        ----       -------      --------    --------
Balance at December 31, 2000........................    $ --       $48,056      $(22,809)   $ 25,247
                                                        ====       =======      ========    ========

SEE ACCOMPANYING NOTES

                      PRECISION PARTNERS, INC. (PRECISION)
               AND MID STATE MACHINE PRODUCTS, INC. (PREDECESSOR)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              PRECISION                     PREDECESSOR
                                             -------------------------------------------   -------------
                                                                            PERIOD FROM
                                                                           SEPTEMBER 9,
                                                                               1998
                                                                            (INCEPTION)     NINE MONTH
                                              YEAR ENDED     YEAR ENDED       THROUGH      PERIOD ENDED
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    SEPTEMBER 30,
                                                 2000           1999           1998            1998
                                             ------------   ------------   -------------   -------------
OPERATING ACTIVITIES
Net (loss) income..........................    $(16,899)      $  (5,515)     $   (395)       $  2,704
Adjustments to reconcile net (loss) income
  to net cash provided by operating
  activities:
  Depreciation.............................      11,718           8,525           658             806
  Amortization of goodwill.................       4,044           3,314           447              --
  Amortization of debt issue costs.........       1,125           1,051            --              --
  Amortization of covenant not to
    compete................................         933              67            --              --
  Impairment of long-lived assets..........       6,771              --            --              --
  Loss on disposal of fixed assets.........         877              --            --              --
  Loss on trading securities...............          --              --            --             200
  Purchase of trading securities...........          --              --            --          (3,382)
  Proceeds from the sale of trading
    securities.............................          --              --            --           9,564
  Deferred income taxes....................      (6,302)         (1,510)          (22)           (315)
  Changes in operating assets and
    liabilities, net of acquisitions:
    Trade accounts receivable..............       1,570          (5,531)          772            (805)
    Inventories............................        (231)         (4,345)        1,413          (1,623)
    Income taxes receivable................          --              --            --             364
    Other current assets...................         838          (7,190)         (267)              4
    Other assets...........................       5,842              --            --              --
    Accounts payable.......................       7,726           1,551           385              87
    Accrued expenses.......................         918           7,553          (130)             97
    Income taxes payable...................         (92)           (192)         (107)            354
    Deferred revenue.......................      (3,084)             --            --             183
    Other current liabilities..............      (2,939)          7,620            --              --
                                               --------       ---------      --------        --------
Net cash provided by operating
  activities...............................      12,815           5,398         2,754           8,238

                      PRECISION PARTNERS, INC. (PRECISION)
               AND MID STATE MACHINE PRODUCTS, INC. (PREDECESSOR)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                 (IN THOUSANDS)

                                                              PRECISION                     PREDECESSOR
                                             -------------------------------------------   -------------
                                                                            PERIOD FROM
                                                                           SEPTEMBER 9,
                                                                               1998
                                                                            (INCEPTION)     NINE MONTH
                                              YEAR ENDED     YEAR ENDED       THROUGH      PERIOD ENDED
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    SEPTEMBER 30,
                                                 2000           1999           1998            1998
                                             ------------   ------------   -------------   -------------
INVESTING ACTIVITIES
Proceeds from sale of property, plant and
  equipment................................         618              --            --              --
Proceeds from sale of Sukee Arena..........          --              --            --             260
Purchase of property, plant and
  equipment................................     (33,139)        (10,260)         (751)           (623)
Payment of deferred acquisition costs......          --              --          (342)             --
Acquisition of subsidiaries, net of cash...        (206)       (111,277)      (53,483)             --
Payment for non-compete agreement..........          --              --        (1,000)             --
Proceeds from available-for-sale
  securities...............................          --              --            --             500
Proceeds from maturities of
  held-to-maturity securities..............          --              --            --             808
Proceeds from note receivable,
  stockholder..............................          --              90            --             175
                                               --------       ---------      --------        --------
Net cash (used in) provided by investing
  activities...............................     (32,727)       (121,447)      (55,576)          1,120

FINANCING ACTIVITIES
Repayment of borrowings from revolving line
  of credit................................    $(64,539)      $  (3,100)     $     --        $     --
Proceeds from revolving line of credit.....      60,804          14,300            --              --
Repayment of long term debt................      (1,817)           (250)         (595)           (283)
Proceeds from long term debt...............      20,771         100,000        23,000              --
Contribution of capital....................       6,014          10,042        32,000              --
Payment of debt issue costs................      (1,634)         (5,593)         (660)             --
Common stock redemption....................          --              --            --         (11,673)
                                               --------       ---------      --------        --------
Net cash provided by (used in) financing
  activities...............................      19,599         115,399        53,745         (11,956)
                                               --------       ---------      --------        --------
Net increase (decrease) in cash and cash
  equivalents..............................        (313)           (650)          923          (2,598)
Cash and cash equivalents, beginning of
  period...................................         313             963            40           2,638
                                               --------       ---------      --------        --------
Cash and cash equivalents, end of period...    $     --       $     313      $    963        $     40
                                               ========       =========      ========        ========

SUPPLEMENTARY INFORMATION FOR THE STATEMENT
  OF CASH FLOWS:
Interest payments..........................    $ 15,005       $   7,897      $    548        $     34
Income tax payments........................    $  1,604       $     547      $    253        $  1,276
Non-cash investing and financing activities
  -- purchase of software under financing
  agreements...............................    $     68       $     344      $     --        $     --

SEE ACCOMPANYING NOTES

                            PRECISION PARTNERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Precision Partners, L.L.C. ("LLC") was formed on September 9, 1998 for the purpose of acquiring and operating companies in the business of manufacturing and supplying precision machined parts, tooling and assemblies for original equipment manufacturers.

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

Current assets..............................................  $12,370,000
Property, plant and equipment...............................   14,854,000
Goodwill....................................................   36,553,000
Other assets................................................      526,000
Current liabilities.........................................   (5,458,000)
Deferred taxes, non-current.................................   (4,120,000)

    In February 1999, Precision Partners, Inc. ("Precision" or the "Company") was formed as a wholly-owned subsidiary of Precision Partners Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of LLC. On March 19, 1999, as part of a reorganization, LLC contributed to Precision, through Holdings, its investments and related assets in Galaxy, Mid State and Precision Partners Management Corporation ("Management Corporation"), which comprised substantially all of the assets of LLC ("the 1999 Reorganization"). Simultaneous with this reorganization, Precision issued $100,000,000 of 12% Senior Subordinated Notes (the "Notes") in order to purchase all of the issued and outstanding capital stock of Certified Fabricators, Inc. and its sister company Calbrit
Design, Inc. (together, "Certified") and to purchase substantially all of the assets and assume certain liabilities of General Automation, Inc. ("General Automation") and Nationwide Precision Products Corp. ("Nationwide"). Also, on September 1, 1999, Precision purchased all of the issued and outstanding capital stock of Gillette Machine & Tool Co., Inc. ("Gillette") using existing cash and borrowings under Precision's credit facilities. The acquisitions of Certified, General Automation, Nationwide, and Gillette are referred to collectively as the "1999 Acquisitions."

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

Current assets..............................................  $27,852,000
Property, plant and equipment...............................   54,658,000
Goodwill....................................................   45,842,000
Other assets................................................      309,000
Current liabilities.........................................   (6,466,000)
Deferred taxes, non-current.................................   (5,602,000)

                            PRECISION PARTNERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The excess of the purchase price over the net fair value of the assets acquired in the 1998 Acquisitions and the 1999 Acquisitions was allocated to goodwill, which is being amortized over 20 years.

    In connection with the transactions described in Note 5, capital contributions of $6.0 million were made to LLC by investors in 2000 bringing the aggregate capital contributed to $48.1 million. LLC contributed this capital through Holdings to Precision.

    Prior to the 1998 Acquisitions, LLC had substantially no operations, and prior to the reorganization and 1999 Acquisitions, Precision had substantially no operations. For financial statement presentation purposes, the reorganization is accounted for as if it had occurred on September 9, 1998, in a manner similar to a pooling of interests. The results of the 1999 Acquisitions, except for the acquisition of Gillette, which occurred September 1, 1999, are included from the date of acquisition in March 1999. Therefore, the Consolidated Statements of Operations and Cash Flows for the year ended December 31, 1999 include (i) the operations of Mid State and Galaxy for the year ended December 31, 1999,
(ii) the operations of Certified, General Automation, Nationwide, and Precision's corporate office for nine months ended December 31, 1999, (iii) the operations of Gillette for the four months ended December 31, 1999, and
(iv) expenses related to the Management Corporation from January 1, 1999 to March 19, 1999 (prior to the reorganization).

    Since Precision is treated as having commenced operations in September 1998, Mid State is considered the predecessor for financial reporting purposes. The predecessor financial statements include the operations of Mid State and its wholly-owned subsidiaries for the periods reported. All significant inter-company balances and transactions for both the Company's financial statements and the Predecessor's financial statements have been eliminated in consolidation.

    Audited financial information of the guarantor subsidiaries has been omitted because Precision's outstanding senior subordinated notes are fully, unconditionally and jointly and severally guaranteed by all direct and indirect subsidiaries of Precision. Precision has no operations or assets separate from its investments in its subsidiaries. The indenture governing the outstanding Notes as well as the agreements governing the credit facilities (described below) restrict the ability of Precision and its subsidiaries to make dividend payments.

    The Company's unaudited pro forma revenues and net loss, after giving effect to the 1999 and 1998 Acquisitions, as if each such acquisition had occurred on January 1, 1998, were $149.7 million and $3.7 million, and $147.1 million and $0.5 million for 1999 and 1998, respectively. Revenues and net loss in 2000 were $170.0 million and $16.9 million, respectively.

USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the actual amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains any excess

                            PRECISION PARTNERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) cash in bank demand deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with respect to cash.

    The Company is dependent on a small group of customers. During the years ended December 31, 2000 and 1999, respectively, 49.6% and 40.7% of the Company's sales were to three customers. As of December 31, 2000 and 1999, the Company's receivables from these three customers were approximately $6.9 million and $10.5 million, respectively. The Predecessor was materially dependent on a single customer representing 74% of sales for the nine month period ended September 30, 1998. The Company routinely assesses the financial strength of its customers. The Company does not require collateral or security for these receivables. However, in certain circumstances the Company receives advances from these customers.

CASH EQUIVALENTS

    Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less which are readily convertible into cash.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of financial instruments consisting of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities are stated at expected settlement amounts which approximate fair value. The carrying amounts of bank debt and the GECC term loan approximate fair value due to their variable rate interest features. The carrying amount of the Notes is $100 million, but we believe that the fair value of the Notes is substantially below the carrying value. Because the Notes are held by a limited number of institutional investors and are not actively traded among those investors or the general public, we are unable to accurately determine the current fair value of the Notes. The last trade of the Notes known to management took place in September 2000 at approximately 58% of face value.

INVENTORIES

    Inventories are stated at the lower of cost or market. The Predecessor used the first-in, first out (FIFO) method for pricing material and the last-in, first-out (LIFO) method for labor and overhead. At the acquisition date, the Company valued the inventories at fair value that approximated the FIFO method and subsequent to that date has accounted for inventories on a FIFO basis.

DEBT ISSUE COSTS

    The Company incurred costs related to obtaining financing. These costs have been deferred and are being amortized over the term of the related debt. Precision has deferred $8.2 million of costs related to the bank credit facility, the term loan agreement with GECC and the issuance of the Notes. As of December 31, 2000, the accumulated amortization of those costs totaled
$1.9 million.

DEFERRED LEASE COSTS

    Precision deferred $0.4 million of costs related to the master lease agreement with GECC. These costs are being amortized on a straight-line basis over the life of the lease. The accumulated amortization of those costs totaled $0.3 million as of December 31, 2000 including an acceleration

                            PRECISION PARTNERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) adjustment of approximately $0.3 million resulting from the purchase of $11.8 million of equipment previously leased under the GECC master lease agreement which was amended on December 8, 2000.

DEPRECIATION AND AMORTIZATION

    Buildings, machinery and equipment, and furniture and fixtures are depreciated using both straight line and declining balance methods over the estimated useful lives of the individual assets. The lives are five to seven years on furniture and fixtures, five to ten years for machinery and equipment and forty years for buildings and improvements. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated service lives or the terms of the related leases.

LONG-LIVED ASSETS

    The Company accounts for its long-lived assets under Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

GOODWILL

    Goodwill represents the excess of cost over the fair market value of net assets acquired and is being amortized on a straight-line basis over 20 years. Accumulated amortization was $7.8 million and $3.8 million as of December 31, 2000 and 1999, respectively. See Note 6.

SEGMENTS

    The Financial Accounting Standards Board ("FASB") issued SFAS Statement
No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which the Company adopted during 1998. This statement changed the way that companies report information about operating segments in financial statements, and in accordance with this Statement, the Company determined that there is one reportable segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB approved SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company currently does not engage in derivative activity and as a result, the adoption of this standard will not have a material effect on its results of operations, financial position or cash flows.

ADVERTISING COSTS

    Advertising costs are expensed as incurred and amounted to approximately $0.2 million for the year ended December 31, 2000, $0.2 million for the year ended December 31, 1999, $0.1 million for the

                            PRECISION PARTNERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) period from September 9, 1998 through December 31, 1998 and $0.2 million for the nine month period ended September 30, 1998, respectively.

INCOME TAXES

    The Company accounts for taxes under the liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

REVENUE RECOGNITION

    Sales are recorded when products are shipped to customers, except that revenues from long-term contracts are recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to estimated total costs of the contract. Total costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Contract revisions are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

STOCK BASED COMPENSATION

    Precision has elected to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price.

RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform to current year presentation.

                            PRECISION PARTNERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. INVENTORIES AND COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Inventories consist of the following at December 31:

                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Raw materials.............................................  $ 4,061    $ 2,575
Work in process...........................................   10,443     13,978
Finished goods............................................    4,350      2,365
                                                            -------    -------
                                                             18,854     18,918
Less reserves for obsolescence............................      219        514
                                                            -------    -------
                                                            $18,635    $18,404
                                                            =======    =======

    Information regarding contract costs, estimating earnings, and progress billings on long-term contracts consist of the following at December 31:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Costs incurred on uncompleted contracts.....................    $237     $ 9,510
Estimated earnings on uncompleted contracts.................      22       1,187
                                                                ----     -------
                                                                 259      10,697
Less net progress billings..................................      --       7,893
                                                                ----     -------
Costs and estimated earnings on uncompleted contracts
  included in work in progress inventory....................    $259     $ 2,804
                                                                ====     =======

    There were no significant billings in excess of net costs and estimated earnings on uncompleted contracts.

3. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, which are valued at cost, consists of the following at December 31:

                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Land, buildings and improvements..........................  $ 4,774    $ 4,799
Leasehold improvements....................................    2,139      2,079
Machinery and equipment...................................   97,814     72,868
Furniture, fixtures and other.............................    3,385      2,567
                                                            -------    -------
                                                            108,112     82,313
Less accumulated depreciation and amortization............   21,898     10,702
                                                            -------    -------
                                                            $86,214    $71,611
                                                            =======    =======

                            PRECISION PARTNERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31:

                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Accrued interest..........................................  $ 4,662    $ 3,932
Accrued bonuses...........................................    3,180      1,575
Accrued payroll and other employee expenses...............    1,785      1,651
Accrued trade payables....................................      688      2,538
Other.....................................................    2,009      1,710
                                                            -------    -------
                                                            $12,324    $11,406
                                                            =======    =======

5. DEBT

    Long-term debt consists of the following at December 31:

                                                                 2000       1999
                                                               --------   --------
                                                                 (IN THOUSANDS)
Precision Partners, Inc. 12% Senior Subordinated Notes due
  2009, interest paid semiannually on March 15 and September
  15 commencing on September 15, 1999.......................   $100,000   $100,000
Term loan payable to a bank group, due in quarterly
  principal installments plus interest at a variable rate
  (10.8% as of December 31, 2000), maturing March 31, 2005,
  secured by a first priority lien in all assets and
  property of Precision and its subsidiaries, except those
  assets secured by General Electric Capital Corporation in
  which the bank group has a second priority lien. Quarterly principal installments of $805,000 began on June 30, 2000, and increase to $920,000 on June 30, 2001, $1,150,000 on
  June 30, 2002, $1,380,000 on June 30, 2003, and $1,495,000
  on June 30, 2004..........................................     21,390     23,000
Revolving line of credit with a limit of $22.0 million
  payable to a bank group, maturing March 31, 2005, secured
  by a first priority lien in all assets and property of
  Precision and its subsidiaries, except those assets
  secured by General Electric Capital Corporation in which
  the bank group has a second priority lien. Advances under
  the line are available based upon 85% of eligible accounts receivable and 50% of eligible inventories. Interest is
  charged at a variable rate (12.5% as of December 31, 2000)
  and there is a commitment fee of 0.5% per year based on
  the unused portion of the line, payable quarterly.........      7,465     11,200
Term loan payable to General Electric Capital Corporation,
  due in monthly principal installments of $288,484 plus
  interest at a variable rate (11.7% as of December 31,
  2000), maturing December 31, 2005, subject to a 12-month
  extension, at the Borrower's election, if no default or
  event of default has occurred or is continuous at the time the extension becomes effective, secured by a first
  priority lien in all equipment financed by the term loan
  and a second priority lien in all other assets and
  property of Precision and its subsidiaries (other than
  Certified and Gillette)...................................     20,771         --
Other.......................................................        209        348
                                                               --------   --------
                                                                149,835    134,548
Less current portion........................................      7,975      2,611
                                                               --------   --------
                                                               $141,860   $131,937
                                                               ========   ========

                            PRECISION PARTNERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. DEBT (CONTINUED)
    Aggregate future maturities of long-term debt are as follows:
2001--$8.0 million; 2002--$7.9 million; 2003--$8.8 million; 2004--$9.3 million;
2005--$12.4 million; thereafter--$103.4 million.

    The indenture governing the Notes, as well as the terms of Precision's term loan payable to a bank, revolving credit facility and GECC term loan, contain covenants that limit Precision's and some of its subsidiaries' ability to incur additional debt, pay dividends on or redeem or repurchase capital stock, enter into transactions with affiliates and transfer or sell assets, among other things.

    Under the terms of its credit facilities, Precision is required to comply with certain other covenants. The terms of these credit facilities provide for the suspension of borrowings and the repayment of all debt in the event that Precision is not in compliance with these covenants. In addition, a default under the credit facilities could potentially result in a default under other agreements to which Precision is a party, including lease agreements, such as the master lease agreement with GECC described in more detail in Note 9, and the new GECC equipment term loan facility described below.

    During the third and fourth quarters of 2000, the Company was unable to comply with certain covenants included in its bank credit facilities and its master lease agreement with GECC. On December 8, 2000, the Company entered into an amendment and waiver with respect to its credit facilities, an amended and restated master lease with GECC, and a new $20.8 million six-year equipment term loan facility with GECC. In connection with these transactions, the Company received an equity contribution of $6.0 million. At closing, we used the entire $20.8 million term loan facility from GECC to refinance approximately
$11.8 million of equipment previously leased under the master lease agreement, to repay approximately $2.9 million of advances under our revolving credit facility that were used to purchase equipment, and to pay approximately
$6.1 million of outstanding invoices for new equipment. The $6.0 million proceeds of the equity contribution were used to pay the fees and expenses associated with these transactions and to repay advances under the Company's revolving credit facility used to purchase new equipment.

    The amendment and waiver in respect of the Company's bank credit facilities includes a waiver of all defaults which may have existed on or prior to December 8, 2000, as well as a reduction in the revolving credit line from $25.0 million to $22.0 million and an increase in the interest rate payable under both the revolving and term loan facilities. Interest will continue to accrue and be paid at either the base rate or LIBOR, plus an applicable margin ranging from 3.0% to 4.0%, depending on Precision's consolidated leverage ratio. This new interest rate represents an increase of approximately 100 basis points in the interest payable by the Company over the previous rate.

    The agreements related to Precision's bank credit facilities and the GECC term loan impose limitations on Precision's ability to, among other things, incur additional indebtedness (including capital leases), incur liens, pay dividends or make other restricted payments, consummate asset sales, enter into transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of Precision's assets. In addition, the credit facilities limit Precision's ability to enter into sale and leaseback transactions, to make capital expenditures and to make acquisitions. The credit facilities require Precision to meet and maintain certain financial ratios and tests as described below, including (i) a minimum interest coverage ratio,
(ii) a maximum leverage ratio, (iii) a minimum fixed charge coverage ratio, and
(iv) a minimum consolidated EBITDA amount. As part of the December 2000 amendment and waiver, these financial ratios and tests were amended to reset the minimum and maximum quarterly requirements, to take into account the rental expense under the amended and restated GECC master lease and to add additional covenants. There has been no change to the borrowing base formula related to the revolving credit line. The new equipment term loan facility with GECC also requires us to comply with all of the financial covenants contained in our credit facilities, as amended.

                            PRECISION PARTNERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. DEBT (CONTINUED)
    The new equipment term loan facility with GECC matures December 1, 2005, subject to the Borrower's option to extend for 12 months if no default or event of default has occurred or is continuous at the time of the extension. Borrowings under this facility bear interest at a rate of LIBOR plus a margin of 5.0% subject to reduction based on the Company's consolidated leverage ratio. If at any time after the applicable margin has been reduced, the Company fails to meet its consolidated leverage ratio, the applicable margin will be reset to 5.0%. The new equipment term loan facility requires the Company to comply with all of the financial covenants contained in the Company's credit facilities, as amended. The new equipment facility term loan also imposes limitations on the ability of the Company and its subsidiaries (other than Certified and Gillette, which are not obligors under this facility) to, among other things, incur additional indebtedness, incur liens, make new investments, pay dividends or make certain other restricted payments, enter into sale/leaseback transactions, merge or consolidate with any other persons, or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of its assets and contains customary events of default.

    Precision's obligations under the new equipment term loan with GECC are secured by a first priority security interest in all equipment financed with borrowings under the facility as well as a second priority lien in all the Company's and its subsidiaries' (other than Gillette and Certified) assets and property pledged to the lenders under the Company's revolving and term loan facilities.

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

    The Company has unamortized debt issue costs of $6.3 million related to its outstanding debt obligations. The costs are being amortized over the life of the related debts.

6. IMPAIRMENT AND OTHER CHARGES

    Significant adverse changes in Galaxy's and Certified's business environments, as well as historical, current and projected cash flow losses led management to evaluate the operations of these two businesses. As a result of this evaluation, management concluded that goodwill and machinery and equipment was impaired, and in accordance with Precision's accounting policies, an impairment loss of $2.3 million relating to goodwill and $4.5 million relating to machinery and equipment at Galaxy and Certified was recognized in the third quarter of 2000. Of these amounts, $4.3 million is included in cost of sales and $2.5 million is included in selling, general and administrative expenses. The Company also incurred $1.1 million of cash charges related to the reorganization. As a result of the recognition of these impairment charges, management estimates an annual reduction of $0.1 million and $0.9 million in amortization and depreciation expenses, respectively.

    Further, based on the results of that assessment, adjustments of $3.0 million, $0.4 million and $0.7 million are included in cost of sales, selling, general and administrative expenses, and other income (expense), respectively. The adjustments relate to the write-off of certain inventory, accounts receivable, and machinery and equipment no longer in use.

                            PRECISION PARTNERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. IMPAIRMENT AND OTHER CHARGES (CONTINUED)
    In addition, as part of the settlement agreement with a former president of one of Precision's subsidiaries, additional amortization expense of $0.6 million relating to a non-compete agreement previously entered into with this individual is included in selling, general, and administrative expenses. This additional amortization expense reflects the change in the termination date of that former president's covenant not to compete agreement from August 31, 2004 to December 31, 2000.

7. INCOME TAXES

    The income tax provision (benefit) is as follows:

                                                       PRECISION                     PREDECESSOR
                                      -------------------------------------------   -------------
                                                                     PERIOD FROM
                                                                    SEPTEMBER 9,
                                                                        1998         NINE MONTH
                                                                     (INCEPTION)       PERIOD
                                       YEAR ENDED     YEAR ENDED       THROUGH          ENDED
                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    SEPTEMBER 30,
                                          2000           1999           1998            1998
                                      ------------   ------------   -------------   -------------
                                                            (IN THOUSANDS)
Current federal.....................     $   590        $    --         $ 40            $1,553
Current state.......................         922            303           91               439
                                         -------        -------         ----            ------
Total current tax provision.........       1,512            303          131             1,992
                                         -------        -------         ----            ------
Deferred federal....................      (5,990)        (1,917)         (28)             (237)
Deferred state......................        (312)          (516)           6               (78)
                                         -------        -------         ----            ------
Total deferred tax provision
  (benefit).........................      (6,302)        (2,433)         (22)             (315)
                                         -------        -------         ----            ------
Total tax provision (benefit).......     $(4,790)       $(2,130)        $109            $1,677
                                         =======        =======         ====            ======

    The difference between the effective rate reflected in the income tax expense (benefit) and the amount determined by applying the statutory U.S. rate of 34% to income (loss) before income tax expense (benefit) for the years ended December 31, 2000 and 1999, and for the period from September 9, 1998 through December 31, 1998, and the nine month period ended September 30, 1998 is analyzed below:

                                                       PRECISION                     PREDECESSOR
                                      -------------------------------------------   -------------
                                                                     PERIOD FROM
                                                                    SEPTEMBER 9,
                                                                        1998         NINE MONTH
                                                                     (INCEPTION)       PERIOD
                                       YEAR ENDED     YEAR ENDED       THROUGH          ENDED
                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    SEPTEMBER 30,
                                          2000           1999           1998            1998
                                      ------------   ------------   -------------   -------------
                                                            (IN THOUSANDS)
Income tax expense (benefit) at
  statutory rate....................     $(7,374)       $(2,599)        $(97)           $1,489
Permanent differences, primarily
  goodwill..........................       1,548            672          159               (46)
State income tax, net of federal
  income tax benefit................         403           (203)          47               239
Other...............................         633             --           --                (5)
                                         -------        -------         ----            ------
Total tax (benefit) provision.......     $(4,790)       $(2,130)        $109            $1,677
                                         =======        =======         ====            ======

                            PRECISION PARTNERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and (liabilities) are as follows:

                                                               PRECISION
                                                      ---------------------------
                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Net operating losses................................     $ 6,556        $ 1,097
Tax credit carryforwards............................         576            576
Other accruals......................................       1,614          1,806
Property, plant and equipment.......................      (7,717)        (9,041)
Inventories.........................................          20           (176)
Goodwill amortization and other intangibles.........        (247)          (433)
Deferred tax asset valuation allowance..............      (1,014)          (343)
                                                         -------        -------
Net deferred tax liability..........................     $  (212)       $(6,514)
                                                         =======        =======
Net non-current deferred tax liability..............     $(1,846)       $(7,817)
Net current deferred tax asset......................       1,634          1,303
                                                         -------        -------
Net deferred tax liability..........................     $  (212)       $(6,514)
                                                         =======        =======

    At December 31, 2000, the Company has federal and state net operating loss ("NOL") carryforwards of approximately $17.3 million and $11.2 million. The federal and state NOL carryforwards will begin to expire in 2020 and 2006 respectively.

8. DEFINED CONTRIBUTION PLAN

    The Company sponsors a defined contribution plan covering substantially all employees. Company contributions related to this plan, which is based on partial matching of employee contributions, amounted to $0.6 million for the year ended December 31, 2000, $0.7 million for the year ended December 31, 1999,
$0.1 million for the period from September 9, 1998 (inception) to December 31, 1998 and $0.3 million for the nine month period ended September 30, 1998 (Predecessor), respectively.

9. COMMITMENT AND CONTINGENCIES

    As of December 31, 2000, Precision had funded approximately $6.7 million of its capital equipment needs with operating leases under the master lease agreement with GECC.

    As discussed in Note 5, during the third and fourth quarters of 2000, the Company was unable to comply with certain covenants included in its master lease agreement with GECC. On December 8, 2000, in connection with the amendment and waiver with respect to its credit facilities and the new $20.8 million six-year equipment term loan facility with GECC, the Company and GECC amended and restated the master lease. As described in Note 5, approximately $11.8 million of the new GECC equipment term loan was used to purchase equipment previously leased under the master lease, thereby reducing the remaining operating lease obligations to approximately $6.7 million in the aggregate. Rent payments under the amended and restated master lease consist of payments of principal plus interest at a rate per annum of LIBOR plus a margin of 5.0%, subject to reduction in the same manner and under the same circumstances as the applicable margin for the GECC equipment

                            PRECISION PARTNERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. COMMITMENT AND CONTINGENCIES (CONTINUED) term loan described in Note 5. This new interest rate represents an increase of approximately 180 basis points over the previous rate. The covenants in the master lease were also amended to provide for, among other things, permitted liens and incorporation of the financial covenants and events of default contained in the new GECC equipment term loan facility. For a description of these covenants and events of default, see Note 5 above.

    Rent expense totaled approximately $4.9 million, $2.4 million and $0.3 million for the years ended December 31, 2000 and 1999 and the period from September 9, 1998 (inception) to December 31, 1998, respectively. Rent expense for the nine month period ended September 30, 1998 (Predecessor) was $0.4 million.

    Minimum rental commitments under noncancellable operating leases are as follows: 2001--$5.4 million; 2002--$5.3 million; 2003--$4.5 million;
2004--$3.8 million; 2005--$3.5 million; thereafter--$2.8 million.

    Precision or its subsidiaries are defendants from time to time in lawsuits and disputes arising in the normal course of business. Management believes that the ultimate outcome of those matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

    At December 31, 2000, Precision had standby letters of credit issued and outstanding to two vendors totaling $0.3 million. Both letters of credit expire on March 31, 2001.

10. STOCK OPTION PLAN

    In April 1999, Holdings approved an Incentive Stock Option Plan for certain employees including employees of Precision and Precision's wholly-owned subsidiaries for the issuance of up to 2,700,000 shares of Holdings common stock. These options vest over a period of four years. All options granted have an exercise price of $0.1875 per share.

    During 2000, LLC issued options to purchase shares of its common stock to certain employees of Precision. These options were granted with exercise prices ranging from $0.3735 to $0.50 per share. Fifty percent of these options vest over four years and 50% vest over seven years, subject to acceleration so that they vest in no less than four years if certain performance criteria are met.

    The impact of accounting for the stock options noted above under the fair value method provided for under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, is immaterial to the Company's financial statements.

                            PRECISION PARTNERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. STOCK OPTION PLAN (CONTINUED)
    A summary of the stock option activity for LLC and Holdings as it relates to employees of Precision and its subsidiaries for the years ended December 31, follows:

                                          2000                                   1999
                          ------------------------------------   ------------------------------------
                                           LLC       HOLDINGS                     LLC       HOLDINGS
                             LLC         CLASS A      CLASS B       LLC         CLASS A      CLASS B
                          INVESTMENT     COMMON       COMMON     INVESTMENT     COMMON       COMMON
                             UNIT         STOCK        STOCK        UNIT         STOCK        STOCK
                           OPTIONS       OPTIONS      OPTIONS     OPTIONS         LLC       HOLDINGS
                          ----------   -----------   ---------   ----------   -----------   ---------
Outstanding at beginning
  of year...............         --            --    1,734,657        --           --              --
Granted.................  1,100,000     3,187,525       95,000        --           --       2,454,000
Exercised...............         --            --      (43,520)       --           --         (74,343)
Forfeited...............         --            --     (474,098)       --           --        (645,000)
                          ---------     ---------    ---------       ---          ---       ---------
Outstanding at end of
  year..................  1,100,000     3,187,525    1,312,039        --           --       1,734,657
                          =========     =========    =========       ===          ===       =========
Exercisable at end of
  year..................  1,100,000       166,876      594,922        --           --         171,286
                          =========     =========    =========       ===          ===       =========

11. RELATED PARTY TRANSACTIONS

    Precision Partners Holding Company has agreed to pay Saunders Karp & Megrue and Carlisle, investors in LLC, an annual monitoring fee. Those monitoring fees totaled $0.3 million in each of 2000 and 1999. We pay certain business registration fees, taxes and other costs on behalf of Holdings and LLC. For the year ended December 31, 2000, Precision paid $0.2 million of such fees on behalf of Holdings, and we have a receivable for that amount classified in other assets as of December 31, 2000. Such costs paid on behalf of LLC for the year ended December 31, 2000 were immaterial. In accordance with its advisory agreement with Harvey, Precision paid certain fees totaling thirty thousand dollars to Harvey in 2000 in connection with the performance of Mid State.

    The current terms of the credit facilities prohibit payments of fees to Saunders Karp & Megrue and Carlisle until April 15, 2002, at which time we expect to resume making such payments assuming we remain in compliance with bank covenants during and after that period.

                                   SIGNATURES

    Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, Precision Partners, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

                                                       PRECISION PARTNERS, INC.

                                                       By:             /s/ FRANK R. REILLY
                                                            -----------------------------------------
                                                                         Frank R. Reilly
                                                                EXECUTIVE VICE PRESIDENT AND CHIEF
                                                                        FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 2001.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                  /s/ JOHN G. RAOS
     -------------------------------------------       President, Chief Executive Officer and
                    John G. Raos                         Director (Principal Executive Officer)

                 /s/ FRANK R. REILLY
     -------------------------------------------       Executive Vice President and Chief Financial
                   Frank R. Reilly                       Officer (Principal Financial Officer)

             /s/ ROBERT J. VANDER MEULEN
     -------------------------------------------       Vice President and Corporate Controller
               Robert J. Vander Meulen                   (Principal Accounting Officer)

                /s/ ROBERT R. WOMACK
     -------------------------------------------       Chairman of the Board of Directors
                  Robert R. Womack

                /s/ DAVID W.M. HARVEY
     -------------------------------------------       Director
                  David W.M. Harvey

                /s/ RICHARD DETWEILER
     -------------------------------------------       Director
                  Richard Detweiler

                 /s/ JOHN F. MEGRUE
     -------------------------------------------       Director
                   John F. Megrue

                /s/ WILLIAM J. GUMINA
     -------------------------------------------       Director
                  William J. Gumina