Form 10-Q
period 2001-03-31
PRECISION PARTNERS INC
filed 2001-05-14
CIK 1086478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2001.


                                       OR


          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 333-33438



                            PRECISION PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

            Delaware                                    22-3639336
            ---------                                   ----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)




                                100 Village Court
                                    Suite 301
                            Hazlet, New Jersey 07730
                            ------------------------
                    (Address of principal executive offices)

                                 (732) 335-3300



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  X   NO
                                       ---     ---

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 100 as of April 30, 2001.

                            PRECISION PARTNERS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                                          PAGE NO.
                                                                                                          --------
Disclosure Concerning Forward Looking Statements                                                              3

PART I:  FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Condensed Consolidated Balance Sheets as of
                     March 31, 2001 (Unaudited) and December 31, 2000                                         4

                     Unaudited Condensed Consolidated Statements of Operations
                     for the Three Months Ended March 31, 2001 and 2000                                       5

                     Unaudited Condensed Consolidated Statements of Cash Flows for
                     the Three Months Ended March 31, 2001 and 2000                                           6

                     Notes to Unaudited Condensed Consolidated Financial Statements                           7

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                     11

         Item 3.     Quantitative and Qualitative Disclosure of Market Risk                                  21

PART II:  OTHER INFORMATION

         Item 1.     Legal Proceedings                                                                       22

         Item 2.     Changes in Securities and Use of Proceeds                                               22

         Item 3.     Defaults Upon Senior Securities                                                         22

         Item 4.     Submission of Matters to a Vote of Securities Holders                                   22

         Item 5.     Other Information                                                                       22

         Item 6.     Exhibits and Reports on Form 8-K                                                        22


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

         -  competitive pressures and trends in the precision tooling industry,

         -  prevailing interest rates,

         -  legal proceedings and regulatory matters,

         -  general economic and business conditions, and

         -  other factors discussed under "Other Considerations" in Part I,
            Item 2.

Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside of our control) which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the ability of management to implement its business strategy in view of our limited operating history; the highly competitive nature of the precision tooling industry and the intense competition from other makers of precision machined metal parts, tooling and assemblies, our dependence on certain key customers; our ability to consumate suitable acquisitions; our ability to effectively integrate acquisitions or new production programs; our dependence on certain executive officers; and changes in environmental and other government regulations. We operate in a very competitive environment in which new risks can emerge from time to time. It is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any risk, or a combination of risks, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            Precision Partners, Inc.
                      Condensed Consolidated Balance Sheets
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                               March 31,       December 31,
                                                                                 2001              2000
                                                                              ----------       -----------
                                                                             (Unaudited)
     ASSETS
     Current assets:
        Cash and cash equivalents                                             $      351        $      ---
         Trade accounts receivable, less allowance for doubtful accounts of $588 at March 31, 2001 and $590 at December 31,
           2000                                                                   24,181            22,043
         Inventories                                                              20,294            18,635
         Deferred income taxes                                                     1,634             1,634
         Other current assets                                                      2,116             1,078
                                                                              ----------        ----------
     Total current assets                                                         48,576            43,390

     Property, plant and equipment, at cost, net                                  84,489            86,214
     Goodwill, net                                                                70,657            71,661
     Other assets                                                                  5,905             6,086
                                                                              ----------        ----------
     Total assets                                                             $  209,627        $  207,351
                                                                              ==========        ==========

     LIABILITIES AND STOCKHOLDER'S EQUITY
     Current liabilities:
        Accounts payable                                                      $   14,437        $   15,429
        Accrued expenses                                                           8,780            12,324
        Income taxes payable                                                       1,192               922
        Deferred revenue                                                           5,454             1,616
        Current portion of long term debt                                          8,090             7,975
        Other current liabilities                                                    143               132
                                                                              ----------        ----------
     Total current liabilities                                                    38,096            38,398
     Long term debt, less current portion                                        147,650           141,860
     Non-current deferred income taxes                                             1,846             1,846

     Commitments and Contingencies

     Stockholder's equity:
         Common stock, $.01 par value; 100 shares authorized, issued and
         outstanding                                                                 ---               ---

          Additional paid-in capital                                              48,059            48,056
          Accumulated deficit                                                    (26,024)          (22,809)
                                                                              ----------        ----------
     Total stockholder's equity                                                   22,035            25,247
                                                                              ----------        ----------
     Total liabilities and stockholder's equity                               $  209,627        $  207,351
                                                                              ==========        ==========

SEE ACCOMPANYING NOTES

                            Precision Partners, Inc.
              Unaudited Condensed Consolidated Statements of Operations
                                 (IN THOUSANDS)

                                                                 Three months ended
                                                                      March 31,
                                                         --------------------------------
                                                            2001                   2000
                                                         ----------             ---------
Net sales                                                $   49,481             $  44,887
Cost of sales                                                39,657                33,768
                                                         ----------             ---------
Gross profit                                                  9,824                11,119
Selling, general and administrative expenses                  8,015                 7,534
                                                         ----------             ---------
Operating income                                              1,809                 3,585
nterest income                                                   13                    12
Interest expense                                             (4,546)               (4,092)
Other (expense) income                                         (191)                   20
                                                         ----------             ---------
Loss before income taxes                                     (2,915)                 (475)
Provision for income taxes                                      300                    54
                                                         ----------             ---------
Net loss                                                 $   (3,215)            $    (529)
                                                         ==========             =========

SEE ACCOMPANYING NOTES

                            Precision Partners, Inc.
             Unaudited Condensed Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)

                                                                             Three months ended
                                                                                  March 31,
                                                                         -------------------------
                                                                           2001             2000
                                                                         --------          -------
           OPERATING ACTIVITIES
           Net loss                                                      $ (3,215)         $  (529)
           Adjustments to reconcile net loss to net cash (used in)
              provided by operating activities:
                 Depreciation                                               3,826            2,941
                 Amortization of goodwill                                   1,004            1,025
                 Amortization of debt issue costs                             226              158
                 Amortization of covenant not to compete                      ---               47
                 Loss on disposal of fixed assets                             180               10
                 Changes in operating assets and liabilities:
                   Trade accounts receivable                               (2,138)          (2,791)
                   Inventories                                             (1,659)          (3,443)
                   Other current assets                                    (1,038)            (765)
                   Advance deposit for equipment leases                       ---             (868)
                   Other assets                                               (45)           1,976
                   Accounts payable                                          (992)           4,609
                   Accrued expenses                                        (3,544)          (1,723)
                   Income taxes payable                                       270             (107)
                   Deferred revenue                                         3,838              279
                   Other current liabilities                                   11              111
                                                                         --------          -------
           Net cash (used in) provided by operating activities             (3,276)             930

           INVESTING ACTIVITIES
           Proceeds from sale of property, plant and equipment                  6               37
           Purchases of property, plant and equipment                      (2,287)          (1,641)
           Acquisition of subsidiaries, net of cash                           ---             (185)
                                                                         --------          -------
           Net cash used in investing activities                           (2,281)          (1,789)

           FINANCING ACTIVITIES
           Repayments of borrowings from revolving line of credit         (13,601)         (15,950)
           Proceeds from revolving line of credit                          21,182           16,650
           Repayments of long term debt                                    (1,676)             (54)
           Contributions of capital                                             3                8
           Payment of debt issue costs                                        ---             (108)
                                                                         --------          -------
           Net cash provided by financing activities                        5,908              546
                                                                         --------          -------
           Net increase (decrease) in cash and cash equivalents               351             (313)
           Cash and cash equivalents, beginning of period                     ---              313
                                                                         --------          -------
           Cash and cash equivalents, end of period                      $    351          $   ---
                                                                         ========          =======
           SUPPLEMENTARY INFORMATION FOR THE STATEMENT OF CASH FLOWS:
           Interest payments                                             $  8,016          $ 7,094
           Income tax payments                                           $     30          $    36
           Non-cash investing and financing activities - purchase of
               computer software under financing agreements              $    ---          $    68

SEE ACCOMPANYING NOTES

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     In February 1999, Precision Partners, Inc. ("Precision" or the "Company") was formed as a wholly-owned subsidiary of Precision Partners Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of LLC. On March 19, 1999, as part of a reorganization, LLC contributed to Precision, through Holdings, its investments and related assets in Galaxy, Mid State and Precision Partners Management Corporation ("Management Corporation"), which comprised substantially all of the assets of LLC ("the 1999 Reorganization"). Simultaneous with this reorganization, Precision purchased all of the issued and outstanding capital stock of Certified Fabricators, Inc. and its sister company Calbrit Design, Inc. (together, "Certified") and purchased substantially all of the assets and assumed certain liabilities of General Automation, Inc. ("General Automation") and Nationwide Precision Products Corp. ("Nationwide"). Also, on September 1, 1999, Precision purchased all of the issued and outstanding capital stock of Gillette Machine & Tool Co., Inc. ("Gillette") using existing cash and borrowings under Precision's credit facilities. The acquisitions of Certified, General Automation, Nationwide, and Gillette are referred to collectively as the "1999 Acquisitions."

     The 1999 Acquisitions were financed through the net proceeds of the issuance of $100,000,000 aggregate principal amount 12% senior subordinated notes due 2009, together with borrowings under Precision's credit facilities, an equity contribution of approximately $10,000,000 and available cash. The total purchase price, including transaction expenses, was approximately $116,593,000.

     In connection with the refinancing of Precision's bank credit facilities and the execution of a term loan with General Electric Capital Corporation in December 2000, capital contributions of $6.0 million were made to LLC by investors in 2000 bringing the aggregate capital contributed to $48.1 million. LLC contributed this capital through Holdings to Precision.

     All significant inter-company balances and transactions have been eliminated in consolidation.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily, and should not be construed as, indicative of the results that may be achieved for a full year.

2.   INVENTORIES AND COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         Inventories consist of the following at:

                                                                      (Unaudited)
                                                                        March 31,          December 31,
                                                                          2001                2000
                                                                      -----------          ------------
                                                                              (IN THOUSANDS)
           Raw materials                                               $  5,017            $  4,061
           Work in process                                               10,951              10,443
           Finished goods                                                 4,542               4,350
                                                                       --------            --------
                                                                         20,510              18,854
           Less reserves for obsolescence                                   216                 219
                                                                       --------            --------
                                                                       $ 20,294            $ 18,635
                                                                       ========            ========


     Information regarding contract costs, estimated earnings and progress billings on long term contacts consist of the following at:

                                                                      (Unaudited)
                                                                        March 31,          December 31,
                                                                          2001                2000
                                                                      -----------          ------------
                                                                              (IN THOUSANDS)
           Costs incurred on uncompleted contracts                     $    128            $    237
           Estimated earnings on uncompleted contracts                       42                  22
                                                                       --------            --------
                                                                            170                 259
           Less net progress billings                                        93                 ---
                                                                       --------            --------
           Costs and estimated earnings on uncompleted contracts
               in excess of billings                                   $     77            $    259
                                                                       ========            ========


     There were no significant billings in excess of net costs and estimated earnings on uncompleted contracts.

3.   DEBT


      Long-term debt consists of the following at:

                                                                                        (Unaudited)
                                                                                          March 31,     December 31,
                                                                                            2001            2000
                                                                                         -----------    -----------
                                                                                               (IN THOUSANDS)
Precision Partners, Inc. 12% Senior Subordinated Notes due 2009, interest paid
    semiannually on March 15 and September 15 commencing on September 15, 1999.          $   100,000    $   100,000

Term loan payable to a bank group, due in quarterly principal installments plus interest at a variable rate (8.9% as of March 31, 2001), maturing March 31,
    2005, secured by a first priority lien in all assets and property of
    Precision and its subsidiaries, except those assets pledged to General
    Electric Capital Corporation in which the bank group has a second priority lien. Quarterly principal installments of $805,000 began on June 30, 2000, and increase to $920,000 on June 30, 2001, $1,150,000 on June 30, 2002,
    $1,380,000 on June 30, 2003, and $1,495,000 on June 30, 2004.                             20,585         21,390

Revolving line of credit with a limit of $22.0 million payable to a bank group, maturing March 31, 2005, secured by a first priority lien in all assets and property of Precision and its subsidiaries, except those assets pledged to
    General Electric Capital Corporation in which the bank group has a second priority lien. Advances under the line are available based upon 85% of eligible accounts receivable and 50% of eligible inventories. Interest is charged at a variable rate (9.7% as of March 31, 2001) and there is a commitment fee of 0.5% per year based on the unused portion of the line,
    payable quarterly.                                                                        15,046          7,465

Term loan payable to General Electric Capital Corporation, due in monthly principal installments of $288,484 plus interest at a variable rate (10.3%
    as of March 31, 2001), maturing December 31, 2005, subject to a 12-month extension, at the Borrower's election, if no default or event of default has occurred or is continuous at the time the extension becomes effective, secured by a first priority lien in all equipment financed by the term loan and a second priority lien in all other assets and property of Precision and
    its subsidiaries (other than Certified and Gillette).                                     19,905         20,771

Other                                                                                            204            209
                                                                                         -----------    -----------
                                                                                             155,740        149,835
Less current portion                                                                           8,090          7,975
                                                                                         -----------    -----------
                                                                                         $   147,650    $   141,860
                                                                                         ===========    ===========


4.   LITIGATION

     Precision or its subsidiaries are defendants from time to time in lawsuits and disputes arising in the normal course of business. Management believes that the ultimate outcome of those matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


5.   INCOME TAXES

     The tax provisions for the three months ended March 31, 2001 and 2000 were each impacted by permanent differences between pre-tax loss for financial reporting purposes and tax reporting purposes resulting primarily from non-deductible goodwill generated by the stock acquisitions of Mid State, Galaxy, Certified, and Gillette. Further, in accordance with Financial Accounting Standards Board Statement No. 109, ACCOUNTING FOR INCOME TAXES, the Company recorded a valuation allowance equal to the deferred tax assets recorded in relation to the net operating losses incurred during the quarter ended March 31, 2001. While Precision, on a consolidated basis, has incurred taxable losses during the first quarter of 2001, certain of its subsidiaries have generated taxable income for state tax purposes. Thus, Precision recognized a state tax provision totaling $0.3 million for the quarter ended March 31, 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, included elsewhere in this report.


RESULTS OF OPERATIONS

     The following table sets forth certain unaudited financial information for the periods indicated:


                                                                Three Months Ended
                                                                    March 31,
                                                            ---------------------------

                                                               2001            2000
                                                            -----------     -----------
                                                                  (IN THOUSANDS)
                         OPERATING DATA:

                         Net sales                          $   49,481      $   44,887

                         Gross profit                            9,824          11,119

                         Operating income                        1,809           3,585

                         Interest expense, net                   4,533           4,080

                         Net loss                               (3,215)           (529)

                         OTHER FINANCIAL DATA:

                         Depreciation and amortization           4,830           4,013

                         EBITDA (1)                              6,639           7,598


                (1) EBITDA is defined as operating income plus depreciation and amortization, excluding amortization of debt issue costs. EBITDA is not a measure of performance under generally accepted accounting principles. While EBITDA should not be used in isolation or as a substitute for net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity, management believes that it may be used by certain investors as supplemental information to evaluate a company's financial performance. In addition, the definition of EBITDA used in this report may not be comparable to the definition of EBITDA used by other companies.

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

NET SALES

     Net sales increased 10.2% to $49.5 million in the first quarter of 2001 compared to $44.9 million in the comparable period of 2000. The increase is primarily due to continued growth in power generation component sales, the first-time inclusion of sales of heavy construction and off-road diesel engine blocks to Caterpillar, the first-time inclusion of sales of heavy truck axle components to Dana, and growth in sales of business and medical machine equipment components. These increases were offset in part by continued weakness in aerospace shipments at Certified and lower sales volume in automotive and light truck components at Galaxy and General Automation.

GROSS PROFIT

     Gross profit decreased 11.6% to $9.8 million in the first quarter of 2001 compared to $11.1 million in the comparable period of 2000. Gross margin decreased to 19.9% in the first quarter of 2001 from 24.8% in the comparable period of 2000. Strength in power generation and the business and medical equipment markets were offset in part by the impact of lower sales volume in automotive, light truck and aerospace components. Higher than expected start-up costs at Nationwide's truck axle component facility and continued low sales volumes in heavy equipment engine blocks also negatively impacted gross profits. Additionally, depreciation expense and equipment lease expense increased approximately $1.1 million, in the aggregate, over the prior period, as a result of the completion of various capital projects to support increased delivery requirements at Mid State and plant expansions for new production contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses increased 6.4% to $8.0 million in the first quarter of 2001 compared to $7.5 million in the comparable period of 2000. Higher administrative expenses resulted primarily from the management changes effected in 2000, and the reorganization and relocation of the corporate office. Additionally, in the comparable prior period, a significant portion of the professional fees incurred were capitalized as they related to the registration of our senior subordinated notes.

OPERATING INCOME

     As a result of the foregoing, operating income decreased to $1.8 million in the first quarter of 2001 from $3.6 million in the comparable period of 2000.

NET INTEREST EXPENSE

     For the quarter ended March 31, 2001, net interest expense increased 11.1% to $4.5 million from $4.1 million for the comparable period of 2000. The increase is primarily attributable to higher average outstanding debt and higher average interest rates in 2001 versus 2000. Higher average debt balances were due to increased borrowings for capital expenditures and the refinancing of certain operating leases, financed in part by the new term loan with General Electric Capital Corporation, or GECC. Higher average borrowing rates reflect higher borrowing spreads resulting from the restructuring and refinancing of our credit facilities in the fourth quarter of 2000.

INCOME TAX EXPENSE

     The tax provisions for the first quarters of 2001 and 2000 were each impacted by permanent differences between pre-tax loss for financial reporting purposes and tax reporting purposes resulting primarily from non-deductible goodwill generated by the stock acquisitions. Further, in accordance with Financial Accounting Standards Board Statement No. 109, ACCOUNTING FOR INCOME TAXES, the Company recorded a valuation allowance equal to the deferred tax assets recorded in relation to the net operating losses incurred during the quarter ended March 31, 2001. While Precision, on a consolidated basis, incurred taxable losses during the first quarter of 2001 and management has taken a valuation allowance against those tax benefits, certain of its subsidiaries have generated taxable income for state tax purposes. Thus, Precision recognized a state tax provision totaling $0.3 million for the quarter ended March 31, 2001.

NET LOSS

     Net loss was $3.2 million in the first quarter of 2001 compared to $0.5 million in the same period of 2000 due to the aforementioned reasons and $0.2 million of losses on assets disposed during the first quarter of 2001 included in other expense.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased 20.4% to $4.8 million in the first quarter of 2001 compared to $4.0 million in the comparable period of 2000. The increase is primarily due to increased depreciation expense related to the significant expenditures on capital equipment in 2000 that supported new contracts with Caterpillar and Dana and increased capacity for higher volumes in power generation components.



LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the quarter ended March 31, 2001 was $3.3 million compared to net cash provided by operating activities of $0.9 million in the comparable period of 2000. This decrease primarily reflects the larger net loss generated in the current period.

     Net cash used in investing activities increased to $2.3 million for the quarter ended March 31, 2001 from $1.8 million in the comparable period of 2000. This primarily reflects an increase in capital expenditures primarily to support the new contract with Dana and increased orders from General Electric Power Systems.

     Net cash provided by financing activities increased to $5.9 million, for the quarter ended March 31, 2001 from $0.5 million for the comparable period of 2000 primarily reflecting the proceeds of net borrowings from Precision's revolving credit facility, partially offset by scheduled principal repayments on its term loans to its bank group and GECC.

     Precision's principal sources of liquidity are available borrowings under its revolving credit facility and cash flow from operations. Precision expects that its principal liquidity requirements will continue to be working capital, capital expenditures, debt service and required lease payments.

     Precision's credit facilities at March 31, 2001 consisted of a $20.6 million bank term loan and a $22.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit, each payable to a bank group maturing on March 31, 2005, and a $19.9 million equipment term loan from GECC maturing December 1, 2005, subject to the borrower's option to extend for 12 months if no default or event of default has occurred or is continuing. As of March 31, 2001, Precision had total debt of approximately

$155.7 million, primarily consisting of the outstanding aggregate principal amount of its $100 million senior subordinated notes, the outstanding principal amount on its bank term loan, the outstanding principal amount of its GECC term loan and $15.0 million of outstanding borrowings under its revolving credit facility. Precision's ability to borrow under the revolving credit facility is subject to its compliance with financial covenants and a borrowing base that is based on Precision's eligible accounts receivables and inventory.

     Precision also leases equipment from GECC under a master lease. As of March 31, 2001, Precision had operating leases outstanding under its master lease agreement with GECC for equipment with a cost of $6.6 million. Rent payments under the amended and restated master lease consist of payments of principal plus interest at a rate per annum of LIBOR plus a margin of 5.0%, subject to reduction in certain circumstances.

     Precision's debt amortization requirements over the next two years are limited to the term loan payable to the bank group and the GECC equipment term loan facility, and total $15.1 million over this period. Precision's other debt service requirements over the next two years consist primarily of interest expense on those loans, on the senior subordinated notes and on borrowings under the revolving credit facility. Precision's other short-term cash requirements are expected to consist mainly of capital expenditures to maintain and expand Precision's manufacturing capabilities, rental payments under the GECC master lease and working capital requirements. Precision currently expects that its capital expenditures will be approximately $10.0 million in 2001, including capital expenditures to maintain current production capabilities. However, Precision's capital expenditures will be affected by, and may be greater or less than currently anticipated depending upon, among other things, the size and nature of new business opportunities and bank credit limitations.

     Based upon current operations and the historical results of its subsidiaries, Precision believes that its cash flow from operations, together with available borrowings under its revolving credit facility ($7.0 million unused at March 31, 2001), will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled lease payments, and scheduled debt service over the next 12 months. However, there can be no assurance that Precision will generate adequate cash flow. In addition, Precision's ability to repay outstanding debt at maturity may depend on the availability of refinancing.

INFLATION

     We do not believe that inflation has had a significant impact on our cost of operations.


OTHER CONSIDERATIONS

PRECISION'S SUBSTANTIAL DEBT AND THE SIGNIFICANT DEMANDS ON ITS CASH RESOURCES COULD AFFECT ITS ABILITY TO MAKE PAYMENTS ON THE OUTSTANDING DEBT AND ACHIEVE ITS BUSINESS PLAN.

     SUBSTANTIAL DEBT. Precision has incurred a substantial amount of indebtedness that requires significant interest payments. As of March 31, 2001, Precision had total consolidated debt of $155.7 million and net interest expense of approximately $4.5 million for the quarter then ended. In addition, as of the same date, Precision had operating leases outstanding under its master lease agreement with GECC for equipment with a cost of $6.6 million. Subject to the limits contained in the indenture governing Precision's outstanding senior subordinated notes, its bank credit facilities, the GECC master lease and the GECC equipment term loan facility, Precision and its subsidiaries may incur additional indebtedness from time to time to finance capital expenditures, investments or acquisitions or for other general corporate purposes.

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

PRECISION'S DEBT INSTRUMENTS AND AGREEMENTS RESTRICT ITS ABILITY AND THE ABILITY OF ITS SUBSIDIARIES TO ENGAGE IN SOME BUSINESS TRANSACTIONS.

     INDENTURE. The indenture governing Precision's outstanding senior subordinated notes restricts our ability and the ability of some of its subsidiaries to, among other things:

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

     BANK CREDIT FACILITIES, GECC MASTER LEASE AND GECC EQUIPMENT TERM LOAN. Precision's bank credit facilities, the GECC master lease and the GECC equipment term loan also contain similar covenants, as well as a restriction on acquisitions and a number of financial covenants requiring Precision to meet financial ratios and financial condition tests. Precision's ability to borrow under its revolving credit facility and GECC's obligation to lease equipment to Precision and its subsidiaries under the master lease depends upon satisfaction of these covenants and, in the case of the revolving credit facilities, borrowing base requirements. Precision's ability to meet these covenants and requirements can be affected by events beyond its control. There can be no assurance that Precision will meet these requirements. For example, Precision was not in compliance with financial covenants under its credit facilities and the GECC master lease during the third and fourth quarters of 2000. Although Precision has received permanent waivers from its bank group and GECC, and the related covenants have been amended, there can be no assurance that Precision will be able to meet these revised covenants in the future.

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

PRECISION'S SUCCESS DEPENDS ON ITS ABILITY TO SUCCESSFULLY OPERATE ITS SUBSIDIARIES ON A COMBINED BASIS.

     Precision's operating subsidiaries operate independently of one another and there can be no assurance that Precision will be able to effectively manage these operating companies on a combined basis. In addition, to the extent management time may be diverted to any one or more of the companies, the other operating companies may be adversely affected. A failure by Precision to operate these businesses profitably or to manage them effectively on a combined basis could have a material adverse effect on its results of operations and financial condition.

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

     Precision's largest customer, General Electric Power Systems, accounted for approximately 43% of net sales in the first quarter of 2001, and its top ten customers accounted for approximately 82% of its sales in the first quarter of 2001. The termination by General Electric Power Systems or any one or more of Precision's other top 10 customers of their relationship with Precision or their failure to purchase expected quantities from Precision could have a material adverse effect upon Precision's business, financial condition and results of operations.

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

SIGNIFICANT COMPETITION FOR PRECISION PART MANUFACTURING OUTSOURCED BY ORIGINAL EQUIPMENT MANUFACTURERS MAY AFFECT PRECISION'S ABILITY TO SUCCEED.

     Precision operates in an industry that is highly fragmented and competitive. A variety of suppliers with different subsets of Precision's manufacturing capabilities compete to supply the stringent demands of large original equipment manufacturers. In addition, Precision's customers are continually seeking to consolidate their business among one or more "Preferred" or "Qualified" suppliers. There can be no assurance that Precision will be able to successfully inplement new production programs to supply products to original equipment manufacturers. If any customer becomes dissatisfied with Precision's prices, quality or timeliness of delivery, among other things, it could award future business or move existing business to our competitors. There can be no assurance that Precision's products will continue to compete successfully with the products of its competitors, including original equipment manufacturers themselves, many of which are significantly larger and have greater financial and other resources than Precision does.

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

PRECISION'S BUSINESS COULD BE ADVERSELY AFFECTED IF IT IS UNABLE TO OBTAIN RAW MATERIALS AND COMPONENTS FROM ITS SUPPLIERS ON FAVORABLE TERMS.

     Generally, Precision's major raw materials consist of traditional materials such as steel, aluminum, iron, copper, magnesium and bronze, as well as exotic and difficult to machine materials such as titanium, inconel and invar. A portion of its raw materials are supplied by its customers on consignment. Raw materials not supplied by its customers are purchased from several suppliers. Although all of these materials have been available in adequate quantities to meet its production demands in the past, Precision can give you no assurance that such materials will be available in adequate quantities in the future. Precision does not presently anticipate any raw material shortages that would significantly affect production. However, the lead times between the placement of orders for certain raw materials and actual delivery to Precision may vary significantly and Precision may from time to time be required to order raw materials in quantities and at prices less than optimal to compensate for the variability of lead times of delivery. Precision's business could be adversely affected if Precision is unable to obtain raw materials and components from suppliers on favorable terms.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     Precision's bank term loan provides for interest to be charged at either the LIBOR rate or a base rate plus, in each case, a margin determined in accordance with the credit agreement. Based on Precision's level of outstanding borrowings under its term loan at March 31, 2001, a 100 basis point change in interest rate would result in a $0.2 million annual change in interest expense. Precision's revolving line of credit provides for interest to be charged at either the LIBOR rate or a base rate plus, in each case, a margin determined in accordance with the credit agreement. Based on Precision's level of outstanding borrowings under its revolving line of credit as of March 31, 2001, a 100 basis point change in interest rates would result in a $0.2 million annual change in interest expense.

     Precision's GECC term loan provides for interest to be charged at the LIBOR rate plus 500 basis points in accordance with the term loan agreement. Based on Precision's level of borrowings under the equipment term loan as of March 31, 2001, a 100 basis points change in interest rates would result in a $0.2 million annual change in interest expense.

     Precision's $6.6 million operating lease program provides for interest to be charged at the LIBOR rate plus 500 basis points in accordance with the master lease agreement. Based on Precision's level of outstanding operating lease obligations at March 31, 2001, a 100 basis point change in the LIBOR interest rate would result in a $0.1 million annual change in equipment rental expense.

     The remainder of Precision's debt is at fixed interest rates. Our senior subordinated notes have a carrying value of $100 million, but we believe that the fair value of the senior subordinated notes is substantially below the carrying value. Because the notes are held by a limited number of institutional investors and are not actively traded among those investors or the general public, we are unable to accurately determine the current fair value of the notes. The last trade of these notes known to management took place in March 2001 at approximately 45% of face value. Precision does not own nor is it obligated for other significant debt or equity securities that would be affected by fluctuations in market risk, and our exposure to foreign currency exchange rate risk and commodity price risk is not significant.

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

(a)      EXHIBITS

         Not applicable.

(b)      REPORTS ON FORM 8-K

         Not applicable.

                            PRECISION PARTNERS, INC.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PRECISION PARTNERS, INC.


Dated:  May 14, 2001                By:  /s/ Frank R. Reilly
                                        ----------------------------------------
                                        Frank R. Reilly
                                        Executive Vice President and Chief
                                        Financial Officer