Form 10-Q
period 2001-06-30
PRECISION PARTNERS INC
filed 2001-08-13
CIK 1086478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001.

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-33438



                            PRECISION PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
          Delaware                                       22-3639336
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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 100 as of July 31, 2001.

                            PRECISION PARTNERS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                      PAGE NO.
Disclosure Concerning Forward Looking Statements                                         3

PART I: FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of                                4
             June 30, 2001 (Unaudited) and December 31, 2000

             Unaudited Condensed Consolidated Statements of Operations                  5
             for the Three Months and Six Months Ended June 30, 2001 and 2000

             Unaudited Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2001 and 2000                                    6

             Notes to Unaudited Condensed Consolidated Financial Statements             7

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                     11

     Item 3. Quantitative and Qualitative Disclosure of Market Risk                    23

PART II: OTHER INFORMATION

     Item 1. Legal Proceedings                                                         24

     Item 2. Changes in Securities and Use of Proceeds                                 24

     Item 3. Defaults Upon Senior Securities                                           24

     Item 4. Submission of Matters to a Vote of Securities Holders                     24

     Item 5. Other Information                                                         24

     Item 6. Exhibits and Reports on Form 8-K                                          24

SIGNATURE

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

      With the exception of the historical information contained in this report, the matters described herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning including, statements concerning:

      o     our liquidity and capital resources,

      o     our debt levels and ability to obtain financing and service debt,

      o competitive pressures and trends in the precision machined parts, tooling and assembly industry,

      o     prevailing interest rates,

      o     legal proceedings and regulatory matters,

      o     general economic and business conditions, and

      o     other factors discussed under "Other Considerations" in Item 2.

Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside of our control) which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the ability of management to implement its business strategy in view of our limited operating history; our ability to comply with the covenants in our bank agreement, the highly competitive nature of the precision tooling industry and the intense competition from other makers of precision machined metal parts, tooling and assemblies, our dependence on certain key customers; our ability to consummate suitable acquisitions, our ability to effectively integrate acquisitions or new production programs, our dependence on certain executive officers; and changes in environmental and other government regulations. We operate in a very competitive environment in which new risks can emerge from time to time. It is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any risk, or a combination of risks, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

                          PART I: FINANCIAL INFORMATION

ITEM  1: FINANCIAL STATEMENTS

                            Precision Partners, Inc.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except for share data)

                                                                           June 30,     December 31,
                                                                             2001           2000
                                                                         -----------    -----------
                                                                         (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                             $       667    $        --
    Trade accounts receivable, less allowance for doubtful accounts
      of $686 at June 30, 2001 and $590 at December 31, 2000                  23,039         22,043
   Inventories                                                                20,518         18,635
    Deferred income taxes                                                      1,634          1,634
    Other current assets                                                       1,444          1,078
                                                                         -----------    -----------
Total current assets                                                          47,302         43,390

Property, plant and equipment, at cost, net                                   80,615         86,214
Goodwill, net                                                                 69,647         71,661
Other assets                                                                   5,425          6,086
                                                                         -----------    -----------

Total assets                                                             $   202,989    $   207,351
                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts  payable                                                     $    12,558    $    15,429
   Accrued expenses                                                           11,112         12,324
   Income taxes payable                                                        1,603            922
   Deferred revenue                                                            4,545          1,616
   Current portion of long term debt                                           8,408          7,975
   Other current liabilities                                                     224            132
                                                                         -----------    -----------
Total current liabilities                                                     38,450         38,398

Long term debt, less current portion                                         142,676        141,860
Deferred income taxes                                                          1,846          1,846

Commitments and Contingencies

Stockholder's equity:
    Common stock,  $.01 par value; 100 shares  authorized,  issued and
    outstanding                                                                   --             --
     Additional paid-in capital                                               48,069         48,056
     Accumulated deficit                                                     (28,052)       (22,809)
                                                                         -----------    -----------
Total stockholder's equity                                                    20,017         25,247
                                                                         -----------    -----------
Total liabilities and stockholder's equity                               $   202,989    $   207,351
                                                                         ===========    ===========


See accompanying notes

                            Precision Partners, Inc.
            Unaudited Condensed Consolidated Statements of Operations
                                 (in thousands)


                                                   Three months ended            Six months ended
                                                        June 30,                      June 30,
                                               --------------------------    --------------------------
                                                   2001          2000            2001          2000
                                               -----------    -----------    -----------    -----------
Net sales                                      $    47,393    $    43,188    $    96,874    $    88,075
Cost of sales                                       37,935         34,077         77,592         67,845
                                               -----------    -----------    -----------    -----------

Gross profit                                         9,458          9,111         19,282         20,230
Selling, general and administrative expenses         6,590          7,439         14,605         14,973
                                               -----------    -----------    -----------    -----------
Operating income                                     2,868          1,672          4,677          5,257

Interest income                                          5             11             18             23
Interest expense                                    (4,439)        (4,245)        (8,985)        (8,337)
Other (expense) income                                (119)           (71)          (311)           (51)
                                               -----------    -----------    -----------    -----------
Loss before income taxes                            (1,685)        (2,633)        (4,601)        (3,108)
Provision (benefit) for income taxes                   342           (818)           642           (764)
                                               -----------    -----------    -----------    -----------
Net loss                                       $    (2,027)   $    (1,815)   $    (5,243)   $    (2,344)
                                               ===========    ===========    ===========    ===========


See accompanying notes

                            Precision Partners, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                  Six months ended
                                                                      June 30,
                                                             --------------------------
                                                                 2001          2000
                                                             -----------    -----------
OPERATING ACTIVITIES
Net loss                                                     $    (5,243)   $    (2,344)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation                                                 7,700          5,904
      Amortization of goodwill                                     2,014          2,040
      Amortization of debt issue costs                               443            439
      Amortization of covenant not to compete                         --            100
      Loss on disposal of fixed assets                               336             --
      Changes in operating assets and liabilities:
        Trade accounts receivable                                   (996)        (2,029)
        Inventories                                               (1,883)          (676)
        Other current assets                                        (366)           330
        Advance deposit for equipment leases                          --          1,179
        Other assets                                                 218          2,591
        Accounts payable                                          (2,871)         2,175
        Accrued expenses                                          (1,212)         5,165
        Income taxes payable                                         681         (1,014)
        Deferred revenue                                           2,929         (2,538)
        Other current liabilities                                     92         (2,298)
                                                             -----------    -----------
Net cash provided by operating activities                          1,842          9,024

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment                  684            212
Purchases of property, plant and equipment                        (3,121)        (2,769)
Acquisition of subsidiaries, net of cash                              --           (206)
                                                             -----------    -----------
Net cash used in investing activities                             (2,437)        (2,763)

FINANCING ACTIVITIES
Repayments of borrowings from revolving line of credit           (28,947)       (32,800)
Proceeds from revolving line of credit                            33,882         28,050
Repayments of long term debt                                      (3,686)          (916)
Contributions of capital                                              13              6
Payment of debt issue costs                                           --           (914)
                                                             -----------    -----------
Net cash provided by (used in) financing activities                1,262         (6,574)
                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents                 667           (313)
Cash and cash equivalents, beginning of period                        --            313
                                                             -----------    -----------
Cash and cash equivalents, end of period                     $       667    $        --
                                                             ===========    ===========

SUPPLEMENTARY INFORMATION FOR THE STATEMENT OF CASH FLOWS:
Interest payments                                            $     8,951    $     7,449
Income tax (refunds) payments                                $       (68)   $       298
Non-cash investing and financing activities - purchase of
    computer software under financing agreements             $        --    $        68


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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily, and should not be construed as, indicative of the results that may be achieved for a full year.


2.    INVENTORIES AND COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

      Inventories consist of the following at:


                                                        June 30,    December 31,
                                                          2001         2000
                                                       -----------  -----------
                                                            (in thousands)

                                                       (Unaudited)
        Raw materials                                  $     5,505   $     4,061
        Work in process                                     11,202        10,443
        Finished goods                                       4,517         4,350
                                                       -----------   -----------
                                                            21,224        18,854
        Less reserves                                          706           219
                                                       -----------   -----------
                                                       $    20,518   $    18,635
                                                       ===========   ===========

      Information regarding contract costs, estimated earnings and progress billings on long term contacts consist of the following at:


                                                         June 30,   December 31,
                                                           2001         2000
                                                       -----------  -----------
                                                             (in thousands)

                                                      (Unaudited)

        Costs incurred on uncompleted contracts        $       197  $       237
        Estimated earnings on uncompleted contracts             67           22
                                                       -----------  -----------
                                                               264          259
        Less net progress billings                              93           --
                                                       -----------  -----------
        Costs and estimated earnings on uncompleted
          contracts in excess of billings              $       171  $       259
                                                       ===========  ===========

      There were no significant billings in excess of net costs and estimated earnings on uncompleted contracts.

3. DEBT


      Long-term debt consists of the following at:

                                                                                       (Unaudited)

                                                                                           June 30,    December 31,
                                                                                             2001         2000
                                                                                         -----------   -----------
                                                                                               (In thousands)
      Precision Partners, Inc. 12% Senior Subordinated Notes due 2009, interest due
          semiannually on March 15 and September 15 commencing on September 15, 1999.    $   100,000   $   100,000

      Term loan payable to a bank group, due in quarterly principal installments plus interest at a variable rate (8.9% as of June 30, 2001), maturing March 31,
          2005, secured by a first priority lien in all assets and property of
          Precision and its subsidiaries, except those assets pledged to General
          Electric Capital Corporation in which the bank group has a second priority lien. Quarterly principal installments of $805,000 began on June 30, 2000, increased to $920,000 on June 30, 2001, and will increase to $1,150,000 on
          June 30, 2002, $1,380,000 on June 30, 2003, and $1,495,000 on June 30, 2004.        19,505        21,390

      Revolving line of credit with a limit of $22.0 million payable to a bank group, maturing March 31, 2005, secured by a first priority lien in all assets and property of Precision and its subsidiaries, except those assets pledged to
          General Electric Capital Corporation in which the bank group has a second priority lien. Advances under the line are available based upon 85% of eligible accounts receivable and 50% of eligible inventories. Interest is charged at a variable rate (8.0% as of June 30, 2001) and there is a
          commitment fee of 0.5% per year based on the unused portion of the line,            12,400         7,465
          payable quarterly.

      Term loan payable to General Electric Capital Corporation, due in monthly principal installments of $288,484 plus interest at a variable rate (9.1% as of June 30, 2001), maturing December 31, 2005, subject to a 12-month extension, at the Borrower's election, if no default or event of default has occurred or is continuous at the time the extension becomes effective, secured by a first priority lien in all equipment financed by the term loan
          and a second priority lien in all other assets and property of Precision and its    19,040        20,771
          subsidiaries (other than Certified and Gillette).

      Other                                                                                      139           209
                                                                                         -----------   -----------
                                                                                             151,084       149,835

      Less current portion                                                                     8,408         7,975
                                                                                         -----------   -----------
                                                                                         $   142,676   $   141,860
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


5.    INCOME TAXES

      The tax provisions (benefits) for the three and six months ended June 30, 2001 and 2000 were each impacted by permanent differences between pre-tax loss for financial reporting purposes and tax reporting purposes resulting primarily from non-deductible goodwill generated by the stock acquisitions of Mid State, Galaxy, Certified, and Gillette. Further, in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, the Company recorded a valuation allowance equal to the deferred tax assets recorded in relation to the net operating losses incurred during the three and six months ended June 30, 2001. While Precision, on a consolidated basis, has incurred taxable losses during the three and six months ended June 30, 2001, certain of its subsidiaries have generated taxable income for state tax purposes. Thus, Precision recognized state tax provisions of $0.3 million and $0.6 million for the three and six months ended June 30, 2001 as compared to the tax benefits of $0.8 million in each of the three and six months ended June 30, 2000.

6.    RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company, as required, will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in operating income of approximately $4.0 million per year. During the first quarter of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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


RESULTS OF OPERATIONS

      The following table sets forth certain unaudited financial information for the periods indicated:


                                                    Precision Partners, Inc.
                                    --------------------------------------------------------

                                        Three Months Ended             Six Months Ended
                                             June 30,                     June 30,

                                        2001           2000           2001           2000
                                    -----------    -----------    -----------    -----------
                                                          (In thousands)
            OPERATING DATA:

            Net sales               $    47,393    $    43,188    $    96,874    $    88,075

            Gross profit                  9,458          9,111         19,282         20,230

            Operating income              2,868          1,672          4,677          5,257

            Interest expense, net         4,434          4,234          8,967          8,314

            Net loss                     (2,027)        (1,815)        (5,243)        (2,344)

            OTHER FINANCIAL DATA:

            Depreciation and
            amortization                  4,884          4,031          9,714          8,044

            EBITDA (1)                    7,752          5,703         14,391         13,301


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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

NET SALES

      Net sales increased 9.7% to $47.4 million in the second quarter of 2001 compared to $43.2 million in the second quarter of 2000. The increase is primarily due to continued growth in power generation component sales and the first-time inclusion of sales of heavy construction, off-road diesel engine blocks and heavy truck axle components. These increases were offset in part by continued weakness in aerospace shipments at Certified and lower sales volume in automotive and light truck components at Galaxy, General Automation, and Nationwide.

GROSS PROFIT

      Gross profit increased 3.8% to $9.5 million in the second quarter of 2001 compared to $9.1 million in the second quarter of 2000. Gross margin decreased to 20.0% in the second quarter of 2001 from 21.1% in the comparable period of 2000. Strength in power generation components and the absence of start-up losses, which were incurred in the prior year period, in the heavy construction, off-road diesel engine block plant were offset in part by the impact of lower sales volume in automotive, light truck and aerospace components. Higher than expected start-up costs at Nationwide's truck axle component facility and cost overruns on a completed aerospace job also negatively impacted gross profits. Additionally, depreciation expense and equipment lease expense increased approximately $1.4 million, in the aggregate, over the comparable period, as a result of the completion of various capital projects in fiscal 2000 to support increased delivery requirements and plant expansions for new production contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general, and administrative expenses decreased 11.4% to $6.6 million in the second quarter of 2001 compared to $7.4 million in the second quarter of 2000. Corporate office bonuses accrued in the first quarter of 2001 were reversed and no further corporate bonus accruals were made in the second quarter. Further, Certified significantly lowered its selling, general and administrative costs as a result of the restructuring that took place in the third quarter of 2000. These reductions were offset in part by higher costs at Mid State relating to its strong growth. Additionally, the three months ended June 30, 2000 included severance costs related to corporate management changes.

OPERATING INCOME

      As a result of all of the foregoing, operating income increased to $2.9 million in the second quarter of 2001 from $1.7 million in the second quarter of 2000. Operating income was negatively impacted by $0.2 million of expenses related to the restructuring of Galaxy and Certified.

NET INTEREST EXPENSE

      For the second quarter of 2001, net interest expense increased 4.7% to $4.4 million from $4.2 million for the comparable period of 2000. The increase is primarily attributable to higher average outstanding debt and higher average interest rates in 2001 versus 2000. Higher average debt balances were due to the refinancing and restructuring which occurred in the fourth quarter of 2000 and higher outstanding borrowings under the Company's revolving line of credit. Higher average borrowing rates reflect higher borrowing spreads resulting from the restructuring and refinancing of our credit facilities in the fourth quarter of 2000, partially offset by lower market rates.

INCOME TAXES

      The tax provision for the second quarter of 2001 and the tax benefit for the second quarter of 2000 were each impacted by permanent differences between pre-tax loss for financial reporting purposes and tax reporting purposes resulting primarily from non-deductible goodwill generated by the stock acquisitions. Further, in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, the Company recorded a valuation allowance equal to the deferred tax assets recorded in relation to the net operating losses incurred during the quarter ended June 30, 2001. While Precision, on a consolidated basis, has incurred taxable losses during the second quarter of 2001 and management has taken a valuation allowance against those tax benefits, certain of its subsidiaries have generated taxable income for state tax purposes. Thus, Precision recognized a state tax provision totaling $0.3 million for the quarter ended June 30, 2001 versus a tax benefit of $0.8 million in the comparable period of the prior year.

NET LOSS

      Net loss was $2.0 million in the second quarter of 2001 compared to $1.8 million in the second quarter of 2000 due to the aforementioned reasons.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased 21.2% to $4.9 million in the second quarter of 2001 compared to $4.0 million in the second quarter of 2000. The increase is primarily due to increased depreciation expense related to the significant expenditures on capital equipment in 2000 that supported new customer contracts and increased capacity for higher volumes in power generation components.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

NET SALES

    Net sales increased 10.0% to $96.9 million in the first six months of 2001 compared to $88.1 million in the first six months of 2000. The increase is primarily due to continued growth in power generation component sales and the first-time inclusion of sales of heavy construction, off-road diesel engine blocks and heavy truck axle components, and growth in sales of business and medical machine equipment components. These increases were offset in part by continued weakness in aerospace shipments at Certified and lower sales volume in automotive and light truck components at Galaxy, General Automation and Nationwide.

GROSS PROFIT

    Gross profit decreased 4.7% to $19.3 million in the first six months of 2001 compared to $20.2 million in the first six months of 2000. Gross margin decreased to 19.9% in the first six months of 2001 from 23.0% in the comparable period of 2000. Strength in the power generation, business equipment and medical equipment markets were offset in part by the impact of lower sales volume in automotive, light truck and aerospace components. Higher than expected start-up costs at Nationwide's truck axle component facility, low sales volumes in heavy equipment engine blocks, and cost overruns on a completed aerospace job also negatively impacted gross profits. Additionally, depreciation expense and equipment lease expense increased approximately $2.8 million, in the aggregate, over the comparable period of the prior year, as a result of the completion of various capital projects in fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general, and administrative expenses decreased 2.5% to $14.6 million in the first six months of 2001 compared to $15.0 million in the first six months of 2000. This is primarily related to Certified significantly lowering its selling, general and administrative costs as a result of the restructuring that took place in the third quarter of 2000. Further, the absence of severance costs related to management changes at the corporate office during 2000 contributed to the period over period reduction in selling, general and administrative costs. These reductions were offset in part by higher costs at Mid State relating to its strong growth.

OPERATING INCOME

      As a result of all of the foregoing, operating income decreased to $4.7 million in the first six months of 2001 from $5.3 million in the comparable period of 2000. Operating income for the period was negatively impacted by approximately $1.0 million in expenses related to the restructuring of Galaxy and Certified.

NET INTEREST EXPENSE

      For the six months ended June 30, 2001, net interest expense increased 7.9% to $9.0 million from $8.3 million for the comparable period of 2000. The increase is primarily attributable to higher average outstanding debt and higher average interest rates in 2001 versus 2000. Higher average debt balances were due to the refinancing and restructuring which occurred in the fourth quarter of 2000 and higher outstanding borrowings under the Company's revolving line of credit. Higher average borrowing rates reflect higher borrowing spreads resulting from the restructuring and refinancing of our credit facilities in the fourth quarter of 2000, partially offset by lower market rates.

INCOME TAXES

      The tax provision for the first six months of 2001 and the tax benefit for the first six months of 2000 were each impacted by permanent differences between pre-tax loss for financial reporting purposes and tax reporting purposes resulting primarily from non-deductible goodwill generated by the stock acquisitions. Further, in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, the Company recorded a valuation allowance equal to the deferred tax assets recorded in relation to the net operating losses incurred during the six months ended June 30, 2001. While Precision, on a consolidated basis, has incurred taxable losses during the first six months of 2001 and management has taken a valuation allowance against those tax benefits, certain of its subsidiaries have generated taxable income for state tax purposes. Thus, Precision recognized a state tax provision totaling $0.6 million for the six months ended June 30, 2001 versus a tax benefit of $0.8 million in the comparable period of the prior year.

NET LOSS

      Net loss was $5.2 million in the first six months of 2001 compared to $2.3 million in the same period of 2000 due to the aforementioned reasons and $0.3 million of losses on assets disposed during the six months ended June 30, 2001 included in other expense.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased 20.8% to $9.7 million in the first six months of 2001 compared to $8.0 million in the comparable period of 2000. The increase is primarily due to increased depreciation expense related to the significant expenditures on capital equipment in 2000 that supported new customer contracts and increased capacity for higher volumes in power generation components.


LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities for the six months ended June 30, 2001 was $1.8 million compared to $9.0 million in the comparable period of 2000. This decrease primarily reflects the larger net loss generated in the current period and unfavorable working capital fluctuations offset by higher depreciation and higher deferred revenue.

      Net cash used in investing activities decreased to $2.4 million for the six months ended June 30, 2001 from $2.8 million in the comparable period of 2000. This decrease primarily reflects the proceeds from the sale of assets related to the bearing cap business at Galaxy that was partially offset by an increase in capital expenditures primarily to expand machining capacity and efficiency.

      Net cash provided by financing activities for the six months ended June 30, 2001 was $1.3 million compared to net cash used in financing activities of $6.6 million for the six months ended June 30, 2000 primarily reflecting scheduled principal repayments on Precision's term loans to its bank group and GECC and net borrowings on its revolving credit facility.

      Precision's principal sources of liquidity are available borrowings under its revolving credit facility and cash flow from operations. Precision expects that its principal liquidity requirements will continue to be working capital, capital expenditures, debt service and required lease payments.

      Precision's credit facilities at June 30, 2001 consisted of a $19.5 million bank term loan and a $22.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit, each payable to a bank group maturing on March 31, 2005, and a $19.0 million equipment term loan from GECC maturing December 31, 2005, subject to the borrower's option to extend for 12 months if no default or event of default has occurred or is continuing. As of June 30, 2001, Precision had total debt of approximately $151.1 million, primarily consisting of the outstanding aggregate principal amount of its $100 million senior subordinated notes, the outstanding principal amount on its bank term loan, the outstanding principal amount of its GECC term loan and $12.4 million of outstanding borrowings under its revolving credit facility. Precision's ability to borrow under the revolving credit facility is subject to its compliance with financial covenants and a borrowing base that is based on Precision's eligible accounts receivables and inventory.

      Precision also leases equipment from GECC under a master lease. As of June 30, 2001, Precision had operating leases outstanding under its master lease agreement with GECC for equipment with a cost of $6.6 million. Rent payments under the amended and restated master lease consist of payments of principal plus interest at a rate per annum of LIBOR plus a margin of 5.0%, subject to reduction in certain circumstances.

      Precision's debt amortization requirements over the next two years are limited to the term loan payable to the bank group and the GECC equipment term loan facility, and total $15.8 million over this period. Precision's other debt service requirements over the next two years consist primarily of interest expense on those loans, on the senior subordinated notes and on borrowings under the revolving credit facility. Precision's other short-term cash requirements are expected to consist mainly of capital expenditures to maintain and expand Precision's manufacturing capabilities, rental payments under the GECC master lease and working capital requirements. Precision currently expects that its capital expenditures will be approximately $4.5 million in 2001, including capital expenditures to maintain current production capabilities. However, Precision's capital expenditures will be affected by, and may be greater or less than currently anticipated depending upon, among other things, the size and nature of new business opportunities and bank credit limitations.

      Based upon current operations and the historical results of its subsidiaries, Precision believes that its cash flow from operations, together with borrowings under its revolving credit facility ($9.6 million unused at June 30, 2001), will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled lease payments, and scheduled debt service over the next 12 months. However, there can be no assurance that Precision will generate adequate cash flow. In addition, Precision's ability to repay outstanding debt at maturity may depend on the availability of refinancing. On July 18, 2001, the Company borrowed substantially all available funds under its revolving line of credit facility. As of August 10, 2001, the Company maintained a cash balance in its bank accounts of approximately $17.7 million and $20.2 million was outstanding under the revolver.

INFLATION

      We do not believe that inflation has had a significant impact on our cost of operations.


OTHER CONSIDERATIONS

PRECISION'S SUBSTANTIAL DEBT AND THE SIGNIFICANT DEMANDS ON ITS CASH RESOURCES COULD AFFECT ITS ABILITY TO MAKE PAYMENTS ON THE OUTSTANDING DEBT AND ACHIEVE ITS BUSINESS PLAN.

      Substantial Debt. Precision has incurred a substantial amount of indebtedness that requires significant interest payments. As of June 30, 2001, Precision had total consolidated debt of $151.1 million and net interest expense of approximately $9.0 million for the six months then ended. In addition, as of the same date, Precision had operating leases outstanding under its master lease agreement with GECC for equipment with a cost of $6.6 million. Subject to the limits contained in the indenture governing Precision's outstanding senior subordinated notes, its bank credit facilities, the GECC master lease and the GECC equipment term loan facility, Precision and its subsidiaries may incur additional indebtedness from time to time to finance capital expenditures, investments or acquisitions or for other general corporate purposes. On July 18, 2001, the Company borrowed substantially all available funds under its revolving line of credit facility. As of August 10, 2001, $20.2 million was outstanding under the revolver and the Company maintained a cash balance in its bank accounts of approximately $17.7 million.

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

      o limit, along with the financial and other restrictive covenants applicable to Precision's indebtedness, among other things, its ability to borrow additional funds even when necessary to maintain adequate liquidity; and

      o increase Precision's vulnerability to general adverse economic and industry conditions.

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

      o incur or permit to exist indebtedness senior to the senior subordinated notes, but subordinated to any of its other indebtedness;

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

      Precision's largest customer, General Electric Power Systems, accounted for approximately 42% of net sales in the first six months of 2001, and its top ten customers accounted for approximately 83% of its sales during the same period. The termination by General Electric Power Systems or any one or more of Precision's other top 10 customers of their relationship with Precision or their failure to purchase expected quantities from Precision could have a material adverse effect upon Precision's business, financial condition and results of operations.

PRECISION'S REVENUES AND OPERATING RESULTS MAY BE SUBJECT TO SIGNIFICANT FLUCTUATION.

      A significant portion of Precision's revenues is derived from new projects and contracts, the timing of which is subject to a variety of factors beyond Precision's control, including customer budgets and modifications in customer products. Precision cannot predict the degree to which these trends will continue. A portion of Precision's operating expenses is relatively fixed. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on our business, financial condition or results of operations. Additionally, Precision may periodically incur cost increases due to hiring and training of new employees in anticipation of future growth. The size, timing and integration of possible future acquisitions may also cause substantial fluctuations in operating results from quarter to quarter. As a result, operating results for any fiscal quarter may not be indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.

SIGNIFICANT COMPETITION FOR PRECISION PART MANUFACTURING OUTSOURCED BY ORIGINAL EQUIPMENT MANUFACTURERS MAY AFFECT PRECISION'S ABILITY TO SUCCEED.

      Precision operates in an industry that is highly fragmented and competitive. A variety of suppliers with different subsets of Precision's manufacturing capabilities compete to supply the stringent demands of large original equipment manufacturers. In addition, Precision's customers are continually seeking to consolidate their business among one or more "Preferred" or "Qualified" suppliers. There can be no assurance that Precision will be able to successfully implement new production programs to supply products to original equipment manufacturers. If any customer becomes dissatisfied with Precision's prices, quality or timeliness of delivery, among other things, it could award future business or move existing business to our competitors. There can be no assurance that Precision's products will continue to compete successfully with the products of its competitors, including original equipment manufacturers themselves, many of which are significantly larger and have greater financial and other resources than Precision does.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      Precision's bank term loan provides for interest to be charged at either the LIBOR rate or a base rate plus, in each case, a margin determined in accordance with the credit agreement. Based on Precision's level of outstanding borrowings under its term loan at June 30, 2001, a 100 basis point change in interest rate would result in a $0.2 million annual change in interest expense. Precision's revolving line of credit provides for interest to be charged at either the LIBOR rate or a base rate plus, in each case, a margin determined in accordance with the credit agreement. Based on Precision's level of outstanding borrowings under its revolving line of credit as of June 30, 2001, a 100 basis point change in interest rates would result in a $0.1 million annual change in interest expense.

      Precision's GECC term loan provides for interest to be charged at the LIBOR rate plus 500 basis points in accordance with the term loan agreement. Based on Precision's level of borrowings under the equipment term loan as of June 30, 2001, a 100 basis points change in interest rates would result in a $0.2 million annual change in interest expense.

      Precision's $6.6 million operating lease program provides for interest to be charged at the LIBOR rate plus 500 basis points in accordance with the master lease agreement. Based on Precision's level of outstanding operating lease obligations at June 30, 2001, a 100 basis point change in the LIBOR interest rate would result in a $0.1 million annual change in equipment rental expense.

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




                              PRECISION PARTNERS, INC.


Dated:  August 13, 2001       By:  /s/ Frank R. Reilly
                                  ----------------------------------------------
                                  Frank R. Reilly
                                  Executive Vice President and Chief Financial
                                  Officer