Form 10-Q/A
period 2001-06-30
PRECISION PARTNERS INC
filed 2001-08-15
CIK 1086478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q/A


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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q has been filed solely to correct a typographical error in the second to last line of the last paragraph under the heading "Liquidity and Capital Resources" and the last line of the first paragraph under the heading "Other Considerations" of Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS. As of August 10, 2001, the Company maintained a cash balance in its bank accounts of approximately $7.7 million, and not $17.7 million as stated in the Form 10-Q filed on August 13, 2001. This Amendment No. 1 amends and restates in its entirety the Form 10-Q filed on August 13, 2001.

                            PRECISION PARTNERS, INC.

                                    FORM 10-Q/A

                                TABLE OF CONTENTS


                                                                                      PAGE NO.
Disclosure Concerning Forward Looking Statements                                         4

PART I: FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of                                5
             June 30, 2001 (Unaudited) and December 31, 2000

             Unaudited Condensed Consolidated Statements of Operations                  6
             for the Three Months and Six Months Ended June 30, 2001 and 2000

             Unaudited Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2001 and 2000                                    7

             Notes to Unaudited Condensed Consolidated Financial Statements             8

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                     12

     Item 3. Quantitative and Qualitative Disclosure of Market Risk                    24

PART II: OTHER INFORMATION

     Item 1. Legal Proceedings                                                         25

     Item 2. Changes in Securities and Use of Proceeds                                 25

     Item 3. Defaults Upon Senior Securities                                           25

     Item 4. Submission of Matters to a Vote of Securities Holders                     25

     Item 5. Other Information                                                         25

     Item 6. Exhibits and Reports on Form 8-K                                          25

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

      Based upon current operations and the historical results of its subsidiaries, Precision believes that its cash flow from operations, together with borrowings under its revolving credit facility ($9.6 million unused at June 30, 2001), will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled lease payments, and scheduled debt service over the next 12 months. However, there can be no assurance that Precision will generate adequate cash flow. In addition, Precision's ability to repay outstanding debt at maturity may depend on the availability of refinancing. On July 18, 2001, the Company borrowed substantially all available funds under its revolving line of credit facility. As of August 10, 2001, the Company maintained a cash balance in its bank accounts of approximately $7.7 million and $20.2 million was outstanding under the revolver.

INFLATION

      We do not believe that inflation has had a significant impact on our cost of operations.


OTHER CONSIDERATIONS

PRECISION'S SUBSTANTIAL DEBT AND THE SIGNIFICANT DEMANDS ON ITS CASH RESOURCES COULD AFFECT ITS ABILITY TO MAKE PAYMENTS ON THE OUTSTANDING DEBT AND ACHIEVE ITS BUSINESS PLAN.

      Substantial Debt. Precision has incurred a substantial amount of indebtedness that requires significant interest payments. As of June 30, 2001, Precision had total consolidated debt of $151.1 million and net interest expense of approximately $9.0 million for the six months then ended. In addition, as of the same date, Precision had operating leases outstanding under its master lease agreement with GECC for equipment with a cost of $6.6 million. Subject to the limits contained in the indenture governing Precision's outstanding senior subordinated notes, its bank credit facilities, the GECC master lease and the GECC equipment term loan facility, Precision and its subsidiaries may incur additional indebtedness from time to time to finance capital expenditures, investments or acquisitions or for other general corporate purposes. On July 18, 2001, the Company borrowed substantially all available funds under its revolving line of credit facility. As of August 10, 2001, $20.2 million was outstanding under the revolver and the Company maintained a cash balance in its bank accounts of approximately $7.7 million.

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




                              PRECISION PARTNERS, INC.


Dated:  August 15, 2001       By:  /s/ Frank R. Reilly
                                  ----------------------------------------------
                                  Frank R. Reilly
                                  Executive Vice President and Chief Financial
                                  Officer