Form 10-Q
period 2001-09-30
PRECISION PARTNERS INC
filed 2001-11-19
CIK 1086478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001.

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-33438



                           PRECISION PARTNERS, INC.
            (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

             Delaware                                    22-3639336
             ---------                                   ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 100 as of October 31, 2001.

                            PRECISION PARTNERS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

Disclosure Concerning Forward Looking Statements                            3

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of               4
                  September 30, 2001 (Unaudited) and December 31,
                  2000

                  Unaudited Condensed Consolidated Statements of            5
                  Operations for the Three Months and Nine Months
                  Ended September 30, 2001 and 2000

                  Unaudited Condensed Consolidated Statements of            6
                  Cash Flows for the Nine Months Ended September 30,
                  2001 and 2000

                  Notes to Unaudited Condensed Consolidated Financial       7
                  Statements

         Item 2.  Management's Discussion and Analysis of Financial        14
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosure of Market        32
                  Risk

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                        33

         Item 2.  Changes in Securities and Use of Proceeds                33

         Item 3.  Defaults Upon Senior Securities                          33

         Item 4.  Submission of Matters to a Vote of Securities Holders    33

         Item 5.  Other Information                                        33

         Item 6.  Exhibits and Reports on Form 8-K                         33


SIGNATURE

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

   With the exception of the historical information contained in this report, the matters described herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning including, statements concerning:

      o  our liquidity and capital resources,

      o our debt levels and ability to obtain financing and service debt, including the proposed refinancing discussed under "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources",

      o competitive pressures and trends in the precision machined parts, tooling and assembly industry,

      o  prevailing interest rates,

      o  legal proceedings and regulatory matters,

      o  general economic and business conditions, and

      o  other factors discussed under "Other Considerations" in Item 2.

   Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside of our control) which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the ability of management to implement its business strategy in view of our limited operating history; our ability to comply with the covenants in our bank agreement; the highly competitive nature of the precision tooling industry and the intense competition from other makers of precision machined metal parts, tooling and assemblies; our dependence on certain key customers; our ability to consummate suitable acquisitions; our ability to effectively integrate acquisitions or implement new production programs; our dependence on certain executive officers; and changes in environmental and other government regulations. We operate in a very competitive environment in which new risks can emerge from time to time. It is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any risk, or a combination of risks, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            Precision Partners, Inc.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except for share data)

                                                                           September 30,     December 31,
                                                                               2001              2000
                                                                           ------------      ------------
                                                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                $      4,403      $         --
    Trade accounts receivable, less allowance for doubtful accounts of
    $710 at September 30, 2001 and $590 at December 31, 2000                     22,802            22,043
  Inventories                                                                    15,796            18,635
    Deferred income taxes                                                         1,961             1,634
    Other current assets                                                          3,331             1,078
                                                                           ------------      ------------
Total current assets                                                             48,293            43,390

Property, plant and equipment, at cost, net                                      69,782            86,214
Goodwill, net                                                                    68,691            71,661
Other assets                                                                      5,357             6,086
                                                                           ------------      ------------
Total assets                                                               $    192,123      $    207,351
                                                                           ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                        $     12,469      $     15,429
   Accrued expenses                                                               9,043            12,324
   Income taxes payable                                                             962               922
   Deferred revenue                                                               4,075             1,616
   Current portion of long term debt                                             55,685             7,975
   Other current liabilities                                                      1,495               132
                                                                           ------------      ------------
Total current liabilities                                                        83,729            38,398

Long term debt, less current portion                                            100,018           141,860
Deferred income taxes                                                             2,173             1,846

Commitments and Contingencies

Stockholder's equity:
   Common stock, $.01 par value; 100 shares
   authorized, issued and outstanding                                                --                --
   Additional paid-in capital                                                    48,069            48,056
   Accumulated deficit                                                          (41,866)          (22,809)
                                                                           ------------      ------------
Total stockholder's equity                                                        6,203            25,247
                                                                           ------------      ------------
Total liabilities and stockholder's equity                                 $    192,123      $    207,351
                                                                           ============      ============

See accompanying notes

                            Precision Partners, Inc.
            Unaudited Condensed Consolidated Statements of Operations
                                 (in thousands)

                                                                   Three months ended                 Nine months ended
                                                                      September 30,                     September 30,
                                                              ----------------------------      ----------------------------
                                                                  2001             2000             2001             2000
                                                              -----------      -----------      -----------      -----------

Net sales                                                     $    42,963      $    37,589      $   139,837      $   125,664
Cost of sales                                                      39,685           33,986          117,276          101,831
Restructuring charges and impairment of long-lived assets           5,150            4,270            5,150            4,270
                                                              -----------      -----------      -----------      -----------

Gross (loss) profit                                                (1,872)            (667)          17,411           19,563
Selling, general and administrative expenses                        6,991            8,315           21,595           23,288
Restructuring charges and impairment of long-lived assets           1,315            2,501            1,315            2,501
                                                              -----------      -----------      -----------      -----------
Operating loss                                                    (10,178)         (11,483)          (5,499)          (6,226)

Interest income                                                        56                7               74               30
Interest expense                                                   (4,320)          (3,860)         (13,306)         (12,197)
Other expense, net                                                    (16)            (888)            (326)            (936)
                                                              -----------      -----------      -----------      -----------

Loss before income taxes                                          (14,458)         (16,224)         (19,057)         (19,329)
Benefit for income taxes                                             (642)          (3,920)              --           (4,685)
                                                              -----------      -----------      -----------      -----------

Net loss                                                      $   (13,816)     $   (12,304)     $   (19,057)     $   (14,644)
                                                              ===========      ===========      ===========      ===========

See accompanying notes

                            Precision Partners, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                     Nine months ended
                                                                       September 30,
                                                               ----------------------------
                                                                   2001             2000
                                                               -----------      -----------
OPERATING ACTIVITIES
Net loss                                                       $   (19,057)     $   (14,644)
Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation                                                  11,595            8,848
      Amortization of goodwill                                       2,970            3,057
      Amortization of debt issue costs                                 658              648
      Amortization of covenant not to compete                           --              747
      Impairment of long-lived assets                                5,275            6,771
      Loss on disposal of fixed assets                                 361            1,325
      Deferred income taxes                                             --           (5,246)
      Changes in operating assets and liabilities:
        Trade accounts receivable                                     (759)           2,685
        Inventories                                                  2,839            1,449
        Other current assets                                          (271)             352
        Advance deposit for equipment leases                            --           (6,015)
        Other assets                                                    71            2,029
        Accounts payable                                            (2,960)           5,859
        Accrued expenses                                            (3,281)            (115)
        Income taxes payable                                            40             (714)
        Deferred revenue                                             2,459           (2,828)
        Other current liabilities                                    1,363            2,656
                                                               -----------      -----------
Net cash provided by operating activities                            1,303            6,864

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment                    717              366
Purchases of property, plant and equipment                          (3,498)          (4,104)
Acquisition of subsidiaries, net of cash                                --             (206)
                                                               -----------      -----------
Net cash used in investing activities                               (2,781)          (3,944)

FINANCING ACTIVITIES
Repayments of borrowings from revolving line of credit             (30,338)         (33,450)
Proceeds from revolving line of credit                              41,683           32,055
Repayments of debt                                                  (5,477)            (909)
Contributions of capital                                                13                9
Payment of debt issue costs                                             --             (938)
                                                               -----------      -----------

Net cash provided by (used in) financing activities                  5,881           (3,233)
                                                               -----------      -----------
Net increase (decrease) in cash and cash equivalents                 4,403             (313)

Cash and cash equivalents, beginning of period                          --              313
                                                               -----------      -----------
Cash and cash equivalents, end of period                       $     4,403      $        --
                                                               ===========      ===========

SUPPLEMENTARY INFORMATION FOR THE STATEMENT OF CASH FLOWS:
Interest payments                                              $    16,238      $    14,850
Income tax (refunds) payments                                  $       (68)     $     1,274
Non-cash investing and financing activities - purchase of
    computer software under financing agreements
                                                               $        --      $        97

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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily, and should not be construed as, indicative of the results that may be achieved for a full year.


2.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

      Due to continuing losses at Galaxy and Certified, management has approved and begun to implement plans to further restructure these operations. Management has determined that it will consolidate the operations into one facility for each of Galaxy and Certified and that excess equipment will be disposed of.

   Galaxy has begun to consolidate its operations and will close one of its two plants by December 31, 2001. The equipment that was located in the plant that is closing has been or is expected to be moved prior to year-end. The majority of the equipment that will be retained will be moved to Galaxy's other operating plant, but some will be moved to other Precision subsidiaries. The following summarizes charges recorded during the third quarter of 2001 in connection with the restructuring of Galaxy (in thousands):

      Impairment of long-lived assets to be abandoned or disposed      $  2,432
      Future rent and taxes on plant to be eliminated                       622
      Provision for terminating equipment leases                            165
      Employee termination costs                                             50
                                                                       --------
      Total restructuring and impairment charges - Galaxy              $  3,269
                                                                       ========

      Additionally, management expects to incur pre-tax cash costs of approximately $0.4 million in the fourth quarter of 2001 to move equipment in connection with the restructuring of Galaxy.

      Certified intends to consolidate its operations into one plant during the first and second quarters of 2002. Equipment to be retained will be relocated from two other operating facilities, both of which are leased. Certified has begun to market equipment which will become excess as a result of this restructuring. The following summarizes charges recorded during the third quarter of 2001 in connection with the restructuring of Certified (in thousands):

      Impairment of long-lived assets to be abandoned or disposed      $  2,128
      Future rent and taxes on plants to be eliminated                      353
                                                                       --------
      Total restructuring and impairment charges - Certified           $  2,481
                                                                       ========

      Additionally, management expects to incur pre-tax cash costs of approximately $0.6 million in the first and second quarters of 2002 to move equipment in connection with the restructuring of Certified.

      Also during the third quarter of 2001, management determined that General Automation would dispose of certain under-utilized production equipment in order to make better use of its available production floor space. General Automation intends to dispose of these assets by December 31, 2001. An impairment charge of $0.7 million has been recorded in the third quarter of 2001.

      Of the restructuring charges and impairment of long-lived assets recorded in the third quarter of 2001 as noted above, $5.2 million is included in cost of sales, and $1.3 million is included in selling, general and administrative expenses. As a result of the recognition of the impairment charges, management estimates an annual reduction of approximately $1.5 million in depreciation expense.

      In addition to the charges noted above, Gillette, General Automation and Galaxy recorded adjustments to reduce inventory balances in aggregate by $3.5 million. These adjustments, which are recorded in cost of sales, resulted from the performance of physical inventory procedures, the identification of obsolete items and, in the case of Gillette, implementation of a new cost system.


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

      Significant adverse changes in Galaxy's and Certified's business environments, as well as historical, current and projected cash flow losses led management to evaluate the operations of these two businesses in the third quarter of 2000. As a result of this evaluation, management concluded that goodwill and machinery and equipment were impaired, and in accordance with Precision's accounting policies, impairment losses of $2.3 million relating to goodwill and $4.5 million relating to machinery and equipment at Galaxy and Certified were recognized in the third quarter of 2000. Of these amounts, $4.3 million is included in cost of sales and $2.5 million is included in selling, general and administrative expenses. The Company also incurred $1.1 million of cash charges related to the reorganization. As a result of the recognition of these impairment charges, an annual reduction of approximately $0.1 million in goodwill amortization and $0.9 million in depreciation expense have been realized.

      Further, based on the results of that assessment, adjustments of $3.0 million, $0.4 million and $0.7 million are included in cost of sales, selling, general and administrative expenses, and other expense, respectively in the third quarter of 2000. The adjustments relate to the write-off of certain inventory, accounts receivable, and machinery and equipment no longer in use.

      In addition, as part of the settlement agreement with a former president of one of Precision's subsidiaries, additional amortization expense of $0.6 million relating to a non-compete agreement previously entered into with this individual is included in selling, general, and administrative expenses in the third quarter of 2000. This additional amortization expense reflects the change in the termination date of that former president's covenant not to compete agreement from August 31, 2004 to December 31, 2000.

3.    INVENTORIES

      Inventories consist of the following at:

                                                  September 30,    December 31,
                                                       2001            2000
                                                   -----------     -----------
                                                         (in thousands)

                                                   (Unaudited)
        Raw materials                              $     4,811     $     4,061
        Work in process                                  7,666          10,443
        Finished goods                                   3,832           4,350
                                                   -----------     -----------
                                                        16,309          18,854
        Less reserves                                      513             219
                                                   -----------     -----------
                                                   $    15,796     $    18,635
                                                   ===========     ===========

4.    DEBT

      Long-term debt consists of the following at:

                                                                                      September 30,      December 31,
                                                                                          2001               2000
                                                                                      -------------      -------------
                                                                                               (In thousands)

                                                                                        (Unaudited)
Precision Partners, Inc. 12% Senior Subordinated Notes due 2009, interest due
    semiannually on March 15 and September 15 commencing on September 15, 1999.            $100,000           $100,000

Term loan payable to a bank group, due in quarterly principal installments plus interest at a variable rate (7.8% as of September 30, 2001), maturing March 31,
    2005, secured by a first priority lien in all assets and property of Precision and its subsidiaries, except those assets pledged to General Electric Capital
    Corporation in which the bank group has a second priority lien.  Quarterly principal installments of $805,000 began on June 30, 2000, increased to
    $920,000 on June 30, 2001, and will increase to $1,150,000 on June 30, 2002,             18,585             21,390
    $1,380,000 on June 30, 2003, and $1,495,000 on June 30, 2004.

Revolving line of credit with a limit of $22.0 million payable to a bank group, maturing March 31, 2005, secured by a first priority lien in all assets and property of Precision and its subsidiaries, except those assets pledged to
    General Electric Capital Corporation in which the bank group has a second priority lien.  Advances under the line are available based upon 85% of eligible accounts receivable and 50% of eligible inventories.  Interest is charged at a variable rate (6.6% as of September 30, 2001) and there is a
    commitment fee of 0.5% per year based on the unused portion of the line,                 18,809              7,465
    payable quarterly.

Term loan payable to General Electric Capital Corporation, due in monthly principal installments of $288,484 plus interest at a variable rate (7.6% as of September
    30, 2001), maturing December 31, 2005, subject to a 12-month extension, at the
    Borrower's election, if no default or event of default has occurred or is continuous at the time the extension becomes effective, secured by a first priority lien in all equipment financed by the term loan and a second priority
    lien in all other assets and property of Precision and its subsidiaries (other           18,174             20,771
    than Certified and Gillette).

Other                                                                                           135                209
                                                                                      -------------      -------------
                                                                                            155,703            149,835
Less current portion                                                                         55,685              7,975
                                                                                      -------------      -------------
                                                                                      $     100,018      $     141,860
                                                                                      =============      =============

      Precision did not comply with certain financial covenants contained in its bank credit agreement for the period ended September 30, 2001. Precision has notified its bank group and General Electric Capital Corporation ("GECC") of this non-compliance which is an event of default under the bank credit agreement and the GECC credit agreement.

      On November 16, 2001, the bank group and GECC agreed to waive these covenant defaults through December 19, 2001. Additionally, on November 16, 2001, Precision accepted a commitment from GECC and Ableco Finance LLC, collectively the "GECC Lending Group", for a new credit agreement. The proceeds from the new facility will be utilized to refinance the bank and GECC debt currently outstanding, to satisfy all obligations under our master lease agreement with GECC and for working capital and other general corporate purposes. The commitment of the GECC Lending Group to underwrite a new credit arrangement is subject to the satisfaction of certain conditions and there can be no assurance that the Company will be able to complete the refinancing. Additionally, the terms and conditions discussed below may change prior to a closing.

      The new credit arrangement is anticipated to consist of a $50 million term loan and a $25 million revolving credit facility. The term loan would amortize over 48 months with quarterly principal payments of 2.5% of the original principal amount in each of quarters three through twelve, 5.0% in each of quarters thirteen through fifteen and 60.0% in quarter sixteen. Interest on the term loan would be payable at an annual rate of either LIBOR plus a margin of 5.00% or the lender's index rate plus a margin of 3.50%, at Precision's option, subject to a minimum interest rate of 10.00% in the first year, increasing to 11.00% in the second and third years and to 12.00% in the final year.

      The revolving credit facility would be for a term of 48 months. Borrowings under this facility would be limited to 85% of eligible accounts receivable and 50% of eligible inventory and subject to other eligibility requirements and reserves to be agreed in the loan documentation. Interest on the revolving credit facility would be payable at an annual rate of either LIBOR plus a margin of 3.25% or the lender's index rate plus a margin of 1.75%, at Precision's option. There would also be an unused facility fee payable at an annual rate of 0.50% on any unused portion of the revolving credit facility.

      Additionally, if the ratio of Precision's senior debt to EBITDA (as to be defined in the anticipated agreement) exceeds certain predetermined levels, then Precision's borrowing rate will increase 2% on an in-kind basis over the otherwise applicable annual rate, with such in-kind amounts being payable at the maturity date of the credit agreement. If Precision has a continuing event of default, its borrowing rate will increase 2% over the otherwise applicable annual rate.

      The GECC lending group will attempt to syndicate the revolving credit facility, but the success of the syndication will not be a condition precedent to the closing of the transaction. However, the GECC Lending Group has the right to adjust the structure and pricing of the revolving credit facility to facilitate the syndication, provided that the pricing shall be increased by no more than 100 basis points and the term of the credit facilities shall be reduced to no less than three years.

      The GECC Lending Group would have a fully perfected first priority security interest in all existing and after-acquired assets of Precision and its subsidiaries. Precision and each of its subsidiaries will be borrowers under the new credit agreement and each borrower will guarantee the obligations of every other borrower. Precision's immediate parent, Precision Partners Holding Company, will guarantee the new credit agreement. Precision would be subject to certain covenants expected to include, but not limited to, maximum Senior Leverage Ratio, minimum Senior Interest Coverage Ratio, maximum Total Interest Leverage Ratio, minimum Fixed Charge Coverage Ratio and maximum Capital Expenditures.

There would be mandatory repayment obligations related to certain asset dispositions, sales of equity and a portion of any excess cash flow. In the event of optional pre-payments on the term loan, Precision would be obligated to pay pre-payment premiums of 3.0%, 1.5%, 1.0% and 0.5% of the amounts prepaid in the first, second, third and fourth years, respectively.

      The financing commitment described above is subject to final negotiations and documentation and includes other significant terms and conditions.

      Because the Company's current lenders have agreed to waive the aforementioned defaults for a period of less than one year from the date of the financial statements and the fact that the GECC Lending Group has the right to withdraw its commitment if there is a material adverse change that affects the Company or its subsidiaries taken as a whole, or the industry in which they operate, and under certain other conditions, the Company has classified its outstanding bank and GECC debt as current in the September 30, 2001 condensed consolidated balance sheet. Further, if the Company is unable to complete the refinancing by December 19, 2001, the bank group and GECC could pursue certain remedies that may include, but are not limited to, accelerating the maturity of the outstanding debt. If this were to occur, it would be an event of default under the Company's $100 million senior subordinated notes and as a result, the holders of those notes would have the right to declare them immediately due and payable.

5.    LITIGATION

      Precision or its subsidiaries are defendants from time to time in lawsuits and disputes arising in the normal course of business. Management believes that the ultimate outcome of those matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

6.    INCOME TAXES

      The tax provisions (benefits) for the three and nine months ended September 30, 2001 and 2000 were each impacted by permanent differences between pre-tax loss for financial reporting purposes and tax reporting purposes resulting primarily from non-deductible goodwill generated by the stock acquisitions of Mid State, Galaxy, Certified, and Gillette. Further, in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, the Company recorded a valuation allowance equal to the deferred tax assets recorded in relation to the net operating losses incurred during the three and nine months ended September 30, 2001. During the first six months of 2001 Precision had recorded a provision for taxes based on its expectation that it would incur certain state tax obligations during the year, notwithstanding that it had incurred significant losses on a consolidated basis. Precision no longer expects to incur state tax obligations in 2001 and has therefore reversed the previously recorded tax provision in the third quarter. Accordingly, Precision has recognized a state tax benefit of $0.6 million for the three months ended September 30, 2001, and no provision or benefit for the nine months then ended, as compared to the tax benefits of $3.9 million and $4.7 million in the three and nine months ended September 30, 2000.

7.    RECENT ACCOUNTING PRONOUNCEMENTS

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

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The statement requires companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon the completion of construction or shortly thereafter. This statement is not expected to have a material effect on the Company.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This statement supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement is not expected to have a material effect on the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, included elsewhere in this report.

GENERAL

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

      Due to continuing losses at Galaxy and Certified following the completion of reorganization plans announced in the third quarter of 2000, management has approved and begun to implement plans to further restructure these operations. Management has determined that it will consolidate the operations into one facility for each of Galaxy and Certified and that excess equipment will be disposed of.

      Galaxy has begun to consolidate its operations and will close one of its two plants by December 31, 2001. The equipment that was located in the plant that is closing has been or is expected to be moved prior to year-end. The majority of the equipment that will be retained will be moved to Galaxy's other operating plant, but some will be moved to other Precision subsidiaries. The following summarizes charges recorded during the third quarter of 2001 in connection with the restructuring of Galaxy (in thousands):

      Impairment of long-lived assets to be abandoned or disposed      $  2,432
      Future rent and taxes on plant to be eliminated                       622
      Provision for terminating equipment leases                            165
      Employee termination costs                                             50
                                                                       --------

      Total restructuring and impairment charges - Galaxy              $  3,269
                                                                       ========

      Additionally, management expects to incur pre-tax cash costs of approximately $0.4 million in the fourth quarter of 2001 to move equipment in connection with the restructuring of Galaxy.

      Certified intends to consolidate its operations into one plant during the first and second quarters of 2002. Equipment to be retained will be relocated from two other operating facilities, both of which are leased. Certified has begun to market equipment which will become excess as a result of this restructuring. The following summarizes charges recorded during the third quarter of 2001 in connection with the restructuring of Certified (in thousands):

      Impairment of long-lived assets to be abandoned or disposed      $  2,128
      Future rent and taxes on plants to be eliminated                      353
                                                                       --------

      Total restructuring and impairment charges - Certified           $  2,481
                                                                       ========

      Additionally, management expects to incur pre-tax cash costs of approximately $0.6 million in the first and second quarters of 2002 to move equipment in connection with the restructuring of Certified.

      Also during the third quarter of 2001, management determined that General Automation would dispose of certain under-utilized production equipment in order to make better use of its available production floor space. General Automation intends to dispose of these assets by December 31, 2001. An impairment charge of $0.7 million has been recorded in the third quarter of 2001.

      Of the restructuring charges and impairment of long-lived assets recorded in the third quarter of 2001 as noted above, $5.2 million is included in cost of sales, and $1.3 million is included in selling, general and administrative expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations". As a result of the recognition of the impairment charges, management estimates an annual reduction of $1.5 million in depreciation expense.

      In addition to the charges noted above, Gillette, General Automation and Galaxy recorded adjustments to reduce inventory balances in aggregate by $3.5 million. These adjustments, which are recorded in cost of sales, resulted from the performance of physical inventory procedures, the identification of obsolete items and, in the case of Gillette, implementation of a new cost system. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

      Significant adverse changes in Galaxy's and Certified's business environments, as well as historical, current and projected cash flow losses led management to evaluate the operations of these two businesses in the third quarter of 2000. As a result of this evaluation, management concluded that goodwill and machinery and equipment were impaired, and in accordance with Precision's accounting policies, impairment losses of $2.3 million relating to goodwill and $4.5 million relating to machinery and equipment at Galaxy and Certified were recognized in the third quarter of 2000. Of these amounts, $4.3 million is included in cost of sales and $2.5 million is included in selling, general and administrative expenses. The Company also incurred $1.1 million of cash charges related to the reorganization. As a result of the recognition of these impairment charges, an annual reduction of approximately $0.1 million in goodwill amortization and $0.9 million in depreciation expense have been realized.

      Further, based on the results of that assessment, adjustments of $3.0 million, $0.4 million and $0.7 million are included in cost of sales, selling, general and administrative expenses, and other expense, respectively in the third quarter of 2000. The adjustments relate to the write-off of certain inventory, accounts receivable, and machinery and equipment no longer in use.

      In addition, as part of the settlement agreement with a former president of one of Precision's subsidiaries, additional amortization expense of $0.6 million relating to a non-compete agreement previously entered into with this individual is included in selling, general, and administrative expenses in the third quarter of 2000. This additional amortization expense reflects the change in the termination date of that former president's covenant not to compete agreement from August 31, 2004 to December 31, 2000.

RESULTS OF OPERATIONS

      The following table sets forth certain unaudited financial information for the periods indicated:

                                                                             Precision Partners, Inc.
                                                              ------------------------------------------------------
                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,

                                                                 2001           2000           2001           2000
                                                              ---------      ---------      ---------      ---------
                                                                                  (In thousands)
OPERATING DATA:

Net sales                                                     $  42,963      $  37,589      $ 139,837      $ 125,664

Cost of sales                                                    39,685         33,986        117,276        101,831

Restructuring charges and impairment of long-lived assets         5,150          4,270          5,150          4,270
                                                              ---------      ---------      ---------      ---------

Gross (loss) profit                                              (1,872)          (667)        17,411         19,563

Selling, general and administrative expenses                      6,991          8,315         21,595         23,288

Restructuring charges and impairment of long-lived assets         1,315          2,501          1,315          2,501
                                                              ---------      ---------      ---------      ---------

Operating loss                                                  (10,178)       (11,483)        (5,499)        (6,226)

Interest expense, net                                             4,264          3,853         13,232         12,167

Net loss                                                        (13,816)       (12,304)       (19,057)       (14,644)

OTHER FINANCIAL DATA:

Depreciation and amortization                                     4,851          4,608         14,565         12,652

EBITDA (1), (2)                                               $  (5,327)     $  (6,875)     $   9,066      $   6,426

Restructuring, impairment and other charges                       9,978         10,154          9,978         10,154

Adjusted EBITDA (1), (2)                                      $   4,651      $   3,279      $  19,044      $  16,580


(1) EBITDA is defined as operating income plus depreciation and amortization, excluding amortization of debt issue costs. Adjusted EBITDA is defined as EBITDA plus non-cash restructuring, impairment and other charges (See (2) below). EBITDA and Adjusted EBITDA are not measures of performance under generally accepted accounting principles. While EBITDA and Adjusted EBITDA should not be used in isolation or as a substitute for net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity, management believes that they may be used by certain investors as supplemental information to evaluate a company's financial performance. In addition, the definition of EBITDA and Adjusted EBITDA used in this report may not be comparable to the definition of EBITDA and Adjusted EBITDA used by other companies.

(2) EBITDA for the three and nine months ended September 30, 2001 includes non-cash restructuring, impairment and other charges of approximately $10.0 million consisting of restructuring charges of $1.2 million, impairment of property, plant and equipment of $5.3 million and inventory adjustments of $3.5 million. EBITDA for the three and nine months ended September 30, 2000 includes non-cash impairment and other charges of $10.2 million consisting of goodwill impairment of $2.3 million, equipment impairment of $4.5 million, and other asset write-offs of $3.4 million. These amounts have been added back to EBITDA to arrive at Adjusted EBITDA.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------

NET SALES

      Net sales increased 14.3% to $43.0 million in the third quarter of 2001 compared to $37.6 million in the third quarter of 2000. The increase is primarily due to continued growth in power generation component sales at Mid State and the first-time inclusion of sales of heavy construction, off-road diesel engine blocks and heavy truck axle components at Galaxy and Nationwide, respectively. These increases were offset in part by weakness in medical and business machine equipment component sales at Gillette and lower sales volume in automotive and light truck components at Galaxy, General Automation, and Nationwide.

COST OF SALES

      Cost of sales increased 16.8% to $39.7 million in the third quarter of 2001 compared to $34.0 million in the third quarter of 2000. The third quarter of 2001 included inventory adjustments of $3.5 million as compared to adjustments of $3.0 million in the third quarter of 2000. Excluding these adjustments from both periods , cost of sales increased 16.7% to $36.2 million primarily related to the increase in sales. See discussion of Gross Profit
(Loss) below.

RESTRUCTURING AND IMPAIRMENT CHARGES AFFECTING GROSS PROFIT

      During the third quarter of 2001, management approved restructuring plans for its Galaxy and Certified operations. In connection with these plans, Precision recorded restructuring and impairment charges that affected gross profit in the amount of $4.5 million. Also during the third quarter of 2001, management determined that General Automation would dispose of certain under-utilized production equipment resulting in an impairment charge of $0.7 million.

      In connection with reorganization plans implemented during the third quarter of 2000, management concluded that machinery and equipment was impaired at Galaxy and Certified and recorded an impairment loss of $4.3 million that affected gross profit.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

GROSS PROFIT (LOSS)

      Gross loss increased to $1.9 million in the third quarter of 2001 compared to a loss of $0.7 million in the third quarter of 2000. Excluding the restructuring and impairment charges and the inventory adjustments discussed above, gross profit increased 6.7% to $6.8 million. Gross margin, also excluding these items, decreased to 15.8% in the third quarter of 2001 from 17.6% in the comparable period of 2000. Strength in power generation components and the absence of start-up losses incurred in the prior year period at the heavy construction and off-road diesel engine plant were offset in part by the impact of lower sales volume in automotive, light truck and medical and business machine equipment component sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general, and administrative expenses decreased 15.9% to $7.0 million in the third quarter of 2001 compared to $8.3 million in the third quarter of 2000. The reduction in selling, general and administrative expenses was primarily the result of expense reductions at Certified offset in part by higher costs at Mid State relating to its strong growth. Also, in the three months ended September 30, 2000, the Company recorded additional amortization expense of $0.6 million to reflect the acceleration of the termination date of a former employee's non-compete agreement. Further, Galaxy incurred bad debt expense of $0.4 million in the three months ended September 30, 2000.

RESTRUCTURING AND IMPAIRMENT CHARGES NOT AFFECTING GROSS PROFIT

      During the third quarter of 2001, management approved restructuring plans for its Galaxy and Certified operations. In connection with these plans, Precision recorded restructuring and impairment charges that affected operating loss, but not gross profit in the amount of $1.3 million.

      In connection with reorganization plans implemented during the third quarter of 2000, management concluded that goodwill and machinery and equipment was impaired at Galaxy and Certified and recorded an impairment loss of $2.5 million that affected operating loss, but not gross profit.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

OPERATING LOSS

      As a result of all of the foregoing, operating loss decreased to $10.2 million in the third quarter of 2001 from a loss of $11.5 million in the third quarter of 2000. Excluding the restructuring and impairment charges and other adjustments discussed above, the operating loss for the third quarter of 2001 was $0.2 million, an improvement over the $1.3 million operating loss for the third quarter of 2000.

NET INTEREST EXPENSE

      For the third quarter of 2001, net interest expense increased 10.7% to $4.3 million from $3.9 million for the comparable period of 2000. The increase is primarily attributable to higher average outstanding debt in 2001 versus 2000. Higher average debt balances were due to the refinancing and restructuring which occurred in the fourth quarter of 2000 and higher outstanding borrowings under the Company's revolving line of credit.

INCOME TAXES

      The tax provision for the third quarter of 2001 and the tax benefit for the third quarter of 2000 were each impacted by permanent differences between pre-tax loss for financial reporting purposes and tax reporting purposes resulting primarily from non-deductible goodwill generated by the stock acquisitions. Further, in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, the Company recorded a valuation allowance equal to the deferred tax assets recorded in relation to the net operating losses incurred during the quarter ended September 30, 2001. During the first six months of 2001 Precision had recorded a provision for taxes based on its expectation that it would incur certain state tax obligations during the year, notwithstanding that it had incurred significant losses on a consolidated basis. Precision no longer expects to incur state tax obligations in 2001 and has therefore reversed the previously recorded tax provision in the third quarter. Accordingly, Precision has recognized a state tax benefit of $0.6 million for the three months ended September 30, 2001, as compared to a tax benefit of $3.9 million in the three months ended September 30, 2000.

NET LOSS

      Net loss was $13.8 million in the third quarter of 2001 compared to $12.3 million in the third quarter of 2000 due to the aforementioned reasons and a loss of $0.9 million included in other expenses in the third quarter of 2000 mainly related to the disposal of idle and obsolete equipment at Galaxy and Certified.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased 5.3% to $4.9 million in the third quarter of 2001 compared to $4.6 million in the third quarter of 2000. The increase is primarily due to increased depreciation expense related to the significant expenditures on capital equipment in 2000 that supported new customer contracts and increased capacity for higher volumes in power generation components.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

NET SALES

   Net sales increased 11.3% to $139.8 million in the first nine months of 2001 compared to $125.7 million in the first nine months of 2000. The increase is primarily due to continued growth in power generation component sales at Mid State and the first-time inclusion of sales of heavy construction and off-road diesel engine blocks and heavy truck axle components at Galaxy and Nationwide, respectively. These increases were offset in part by weakness in aerospace shipments at Certified and lower sales volume in automotive and light truck components at Galaxy, General Automation and Nationwide.

COST OF SALES

   Cost of sales increased 15.2% to $117.3 million in the first nine months of 2001 compared to $101.8 million in the first nine months of 2000. The first nine months of 2001 included inventory adjustments of $3.5 million as compared to adjustments of $3.0 million in the first nine months of 2000. Excluding these adjustments, cost of sales increased 15.1% to $113.8 million primarily related to the increase in sales. See discussion of Gross Profit (Loss) below.


RESTRUCTURING AND IMPAIRMENT CHARGES AFFECTING GROSS PROFIT

      During the third quarter of 2001, management approved restructuring plans for its Galaxy and Certified operations. In connection with these plans, Precision recorded restructuring and impairment charges that affected gross profit in the amount of $4.5 million. Also during the third quarter of 2001, management determined that General Automation would dispose of certain under-utilized production equipment resulting in an impairment charge of $0.7 million.

      In connection with reorganization plans implemented during the third quarter of 2000, management concluded that machinery and equipment was impaired at Galaxy and Certified and recorded an impairment loss of $4.3 million that affected gross profit.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

GROSS PROFIT (LOSS)

      Gross profit decreased 11.0% to $17.4 million in the first nine months of 2001 compared to $19.6 million in the first nine months of 2000. Excluding the restructuring and impairment charges and the inventory adjustments discussed above, gross profit decreased 2.8% to $26.1 million. Gross margin, also excluding these items, decreased to 18.6% in the first nine months of 2001 from 21.2% in the comparable period of 2000. Strength in the power generation was offset in part by the impact of lower sales volume in automotive, light truck and aerospace components. Higher than expected start-up costs at Nationwide's truck axle component facility, low sales volumes in heavy equipment engine blocks, and cost overruns on a completed aerospace job also negatively impacted gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general, and administrative expenses decreased 7.3% to $21.6 million in the first nine months of 2001 compared to $23.3 million in the first nine months of 2000. This is primarily related to Galaxy and Certified significantly lowering their selling, general and administrative costs offset in part by higher costs at Mid State relating to its strong growth. Also, in the nine months ended September 30, 2000, the Company recorded additional amortization expense of $0.6 million to reflect the acceleration of the termination date of a former employee's non-compete agreement. Further, Galaxy incurred bad debt expense of $0.4 million in the nine months ended September 30, 2000.

RESTRUCTURING AND IMPAIRMENT CHARGES NOT AFFECTING GROSS PROFIT

      During the third quarter of 2001, management approved restructuring plans for its Galaxy and Certified operations. In connection with these plans, Precision recorded restructuring and impairment charges that affected operating loss, but not gross profit in the amount of $1.3 million.

      In connection with reorganization plans implemented during the third quarter of 2000, management concluded that goodwill and machinery and equipment was impaired at Galaxy and Certified and recorded an impairment loss of $2.5 million that affected operating loss, but not gross profit.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".


OPERATING LOSS

      As a result of all of the foregoing, operating loss decreased to $5.5 million in the first nine months of 2001 from a loss of $6.2 million in the comparable period of 2000. Excluding the restructuring and impairment charges and other adjustments discussed above, operating income for the first nine months of 2001 was $4.5 million, as compared to $3.9 million operating income for the first nine months of 2000.

NET INTEREST EXPENSE

      For the nine months ended September 30, 2001, net interest expense increased 8.8% to $13.2 million from $12.2 million for the comparable period of 2000. The increase is primarily attributable to higher average outstanding debt in 2001 versus 2000. Higher average debt balances were due to the refinancing and restructuring which occurred in the fourth quarter of 2000 and higher outstanding borrowings under the Company's revolving line of credit.

INCOME TAXES

      The tax provision for the first nine months of 2001 and the tax benefit for the first nine months of 2000 were each impacted by permanent differences between pre-tax loss for financial reporting purposes and tax reporting purposes resulting primarily from non-deductible goodwill generated by the stock acquisitions. Further, in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, the Company recorded a valuation allowance equal to the deferred tax assets recorded in relation to the net operating losses incurred during the nine months ended September 30, 2001. During the first six months of 2001 Precision had recorded a provision for taxes based on its expectation that it would incur certain state tax obligations during the year, notwithstanding that it had incurred significant losses on a consolidated basis. Precision no longer expects to incur state tax obligations in 2001 and has therefore reversed the previously recorded tax provision in the third quarter. Accordingly, Precision has recognized no provision or benefit for the nine months ended September 30, 2001, as compared to a tax benefit of $4.7 million in the nine months ended September 30, 2000.

NET LOSS

      Net loss was $19.1 million in the first nine months of 2001 compared to $14.6 million in the same period of 2000 due to the aforementioned reasons and fluctuations in other expense, primarily losses on disposal of equipment.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased 15.1% to $14.6 million in the first nine months of 2001 compared to $12.7 million in the comparable period of 2000. The increase is primarily due to increased depreciation expense related to the significant expenditures on capital equipment in 2000 that supported new customer contracts and increased capacity for higher volumes in power generation components.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities for the nine months ended September 30, 2001 was $1.3 million compared to $6.9 million in the comparable period of 2000. This decrease primarily reflects the larger net loss generated in the current period and unfavorable working capital changes offset by higher depreciation and higher deferred revenue.

      Net cash used in investing activities improved to $2.8 million for the nine months ended September 30, 2001 from $3.9 million in the comparable period of 2000. This decrease primarily reflects the proceeds from the sale of assets related to the bearing cap business at Galaxy and a decrease in capital expenditures.

      Net cash provided by financing activities for the nine months ended September 30, 2001 was $5.9 million compared to net cash used in financing activities of $3.2 million for the nine months ended September 30, 2000. The increase is primarily due to net borrowings during the current year period compared to net repayments of debt and debt issue costs in the comparable period of the prior year.

      Precision's principal sources of liquidity are cash balances and cash flow from operations. Precision expects that its principal liquidity requirements will continue to be working capital, capital expenditures, debt service and required lease payments.

      Precision's credit facilities at September 30, 2001 consisted of a $18.6 million bank term loan and a $22.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit, each payable to a bank group maturing on March 31, 2005, and a $18.2 million equipment term loan from GECC maturing December 31, 2005, subject to the borrower's option to extend for 12 months if no default or event of default has occurred or is continuing. As of September 30, 2001, Precision had total debt of approximately $155.7 million, primarily consisting of the outstanding aggregate principal amount of its $100 million senior subordinated notes, the outstanding principal amount on its bank term loan, the outstanding principal amount of its GECC term loan and $18.8 million of outstanding borrowings under its revolving credit facility. Precision's ability to borrow under the revolving credit facility is subject to its compliance with financial covenants and a borrowing base that is based on Precision's eligible accounts receivables and inventory.

      Precision also leases equipment from GECC under a master lease. As of September 30, 2001, Precision had operating leases with outstanding principal of approximately $6.1 million under this master lease. Rent payments under the amended and restated master lease consist of payments of principal plus interest at a rate per annum of LIBOR plus a margin of 5.0%, subject to reduction in certain circumstances.

      Precision's short-term cash requirements are expected to consist mainly of capital expenditures to maintain and expand Precision's manufacturing capabilities, rental payments under the GECC master lease and working capital requirements. Precision currently expects that its capital expenditures, excluding approximately $6.1 million of equipment currently under operating leases expected to be refinanced as discussed below, will be approximately $5.0 million in 2001, including capital expenditures to maintain current production capabilities. However, Precision's capital expenditures will be affected by, and may be greater or less than currently anticipated depending upon, among other things, the size and nature of new business opportunities and bank credit limitations. Precision may consider the purchase of its senior subordinated notes, from time to time, subject to permission from its bank group.

      Based upon current operations and the historical results of its subsidiaries, Precision believes that its cash flow from operations, together with current cash balances will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled lease payments, and scheduled debt service over the next 12 months. However, there can be no assurance that Precision will generate adequate cash flow. In addition, Precision's ability to repay outstanding debt at maturity may depend on the availability of refinancing. As of November 16, 2001, $16.8 million was outstanding under the revolver and the Company maintained a cash balance in its bank accounts of approximately $9.5 million. The amount outstanding under the revolver was the maximum available at that date based on the calculated borrowing base in effect.

      Precision did not comply with certain financial covenants contained in its bank credit agreement for the period ended September 30, 2001. Precision has notified its bank group and General Electric Capital Corporation ("GECC") of this non-compliance which is an event of default under the bank credit agreement and the GECC credit agreement.

      On November 16, 2001, the bank group and GECC agreed to waive these covenant defaults through December 19, 2001. Additionally, on November 16, 2001, Precision accepted a commitment from GECC and Ableco Finance LLC, collectively the "GECC Lending Group", for a new credit agreement. The proceeds from the new facility will be utilized to refinance the bank and GECC debt currently outstanding, to satisfy all obligations under our master lease agreement with GECC and for working capital and other general corporate purposes. The commitment of the GECC Lending Group to underwrite a new credit arrangement is subject to the satisfaction of certain conditions and there can be no assurance that the Company will be able to complete the refinancing. Additionally, the terms and conditions discussed below may change prior to a closing.

      The new credit arrangement is anticipated to consist of a $50 million term loan and a $25 million revolving credit facility. The term loan would amortize over 48 months with quarterly principal payments of 2.5% of the original principal amount in each of quarters three through twelve, 5.0% in each of quarters thirteen through fifteen and 60.0% in quarter sixteen. Interest on the term loan would be payable at an annual rate of either LIBOR plus a margin of 5.00% or the lender's index rate plus a margin of 3.50%, at Precision's option, subject to a minimum interest rate of 10.00% in the first year, increasing to 11.00% in the second and third years and to 12.00% in the final year.

      The revolving credit facility would be for a term of 48 months. Borrowings under this facility would be limited to 85% of eligible accounts receivable and 50% of eligible inventory and subject to other eligibility requirements and reserves to be agreed in the loan documentation. Interest on the revolving credit facility would be payable at an annual rate of either LIBOR plus a margin of 3.25% or the lender's index rate plus a margin of 1.75%, at Precision's option. There would also be an unused facility fee payable at an annual rate of 0.50% on any unused portion of the revolving credit facility.

      Additionally, if the ratio of Precision's senior debt to EBITDA (as to be defined in the anticipated agreement) exceeds certain predetermined levels, then Precision's borrowing rate will increase 2% on an in-kind basis over the otherwise applicable annual rate, with such in-kind amounts being payable at the maturity date of the credit agreement. If Precision has a continuing event of default, its borrowing rate will increase 2% over the otherwise applicable annual rate.

      The GECC lending group will attempt to syndicate the revolving credit facility, but the success of the syndication will not be a condition precedent to the closing of the transaction. However, the GECC Lending Group has the right to adjust the structure and pricing of the revolving credit facility to facilitate the syndication, provided that the pricing shall be increased by no more than 100 basis points and the term of the credit facilities shall be reduced to no less than three years.

      The GECC Lending Group would have a fully perfected first priority security interest in all existing and after-acquired assets of Precision and its subsidiaries. Precision and each of its subsidiaries will be borrowers under the new credit agreement and each borrower will guarantee the obligations of every other borrower. Precision's immediate parent, Precision Partners Holding Company, will guarantee the new credit agreement. Precision would be subject to certain covenants expected to include, but not limited to, maximum Senior Leverage Ratio, minimum Senior Interest Coverage Ratio, maximum Total Interest Leverage Ratio, minimum Fixed Charge Coverage Ratio and maximum Capital Expenditures. There would be mandatory repayment obligations related to certain asset dispositions, sales of equity and a portion of any excess cash flow. In the event of optional pre-payments on the term loan, Precision would be obligated to pay pre-payment premiums of 3.0%, 1.5%, 1.0% and 0.5% of the amounts prepaid in the first, second, third and fourth years, respectively.

      The financing commitment described above is subject to final negotiations and documentation and includes other significant terms and conditions.

      Because the Company's current lenders have agreed to waive the aforementioned defaults for a period of less than one year from the date of the financial statements and the fact that the GECC Lending Group has the right to withdraw its commitment if there is a material adverse change that affects the Company or its subsidiaries taken as a whole, or the industry in which they operate, and under certain other conditions, the Company has classified its outstanding bank and GECC debt as current in the September 30, 2001 condensed consolidated balance sheet. Further, if the Company is unable to complete the refinancing by December 19, 2001, the bank group and GECC could pursue certain remedies that may include, but are not limited to, accelerating the maturity of the outstanding debt. If this were to occur, it would be an event of default under the Company's $100 million senior subordinated notes and as a result, the holders of those notes would have the right to declare them immediately due and payable.


INFLATION

      We do not believe that inflation has had a significant impact on our cost of operations.


OTHER CONSIDERATIONS

PRECISION DID NOT COMPLY WITH CERTAIN FINANCIAL COVENANTS CONTAINED IN ITS BANK DEBT AGREEMENTS FOR THE PERIOD ENDED SEPTEMBER 30, 2001. HOWEVER, WAIVERS OF THESE COVENANT DEFAULTS WERE OBTAINED THROUGH DECEMBER 19, 2001. IF PRECISION DOES NOT REFINANCE THIS DEBT BY DECEMBER 19, 2001, EACH OF THE BANK GROUP AND GECC COULD PURSUE REMEDIES UNDER THESE AGREEMENTS WHICH MAY INCLUDE, BUT ARE NOT LIMITED TO, ACCELERATING THE MATURITY OF THE DEBT OUTSTANDING THEREUNDER AND FORECLOSING ON AND/OR SELLING ANY OR ALL OF THE PROPERTY OF THE COMPANY THAT HAS BEEN PLEDGED TO SECURE THE DEBT.

      Precision did not meet certain financial covenants contained in its bank credit agreement for the period ended September 30, 2001. Precision has notified its bank group and General Electric Capital Corporation ("GECC") of this non-compliance which is an event of default under the bank credit agreement and the GECC credit agreement.

      On November 16, 2001, the bank group and GECC agreed to waive these covenant defaults through December 19, 2001. Additionally, on November 16, 2001, Precision accepted a commitment from GECC and another lender to underwrite a new credit arrangement. The proceeds from the new facility will be utilized to refinance the bank and GECC debt currently outstanding, to satisfy all obligations under our master lease agreement with GECC and for general corporate purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

      The commitment from the GECC lending group to underwrite a new credit agreement is subject to the satisfaction of certain conditions. The GECC lending group has the right to withdraw its commitment if there is a material adverse change that affects the Company or its subsidiaries taken as a whole, or the industry in which they operate and under certain other conditions. There can be no assurance that the aforementioned refinancing will be completed by December 19, 2001 on the terms discussed or at all. If Precision is unable to complete this refinancing, its bank group and GECC could declare the outstanding loans immediately due and payable. If this were to occur, it would be an event of default under the Company's $100 million senior subordinated notes and as a result, the holders of those notes would have the right to declare them immediately due and payable.

PRECISION'S SUBSTANTIAL DEBT AND THE SIGNIFICANT DEMANDS ON ITS CASH RESOURCES COULD AFFECT ITS ABILITY TO MAKE PAYMENTS ON THE OUTSTANDING DEBT AND ACHIEVE ITS BUSINESS PLAN.

      Substantial Debt. Precision has incurred a substantial amount of indebtedness that requires significant interest payments. As of September 30, 2001, Precision had total consolidated debt of $155.7 million and net interest expense of approximately $13.2 million for the nine months then ended. In addition, as of the same date, Precision had operating leases outstanding under its master lease agreement with GECC for equipment with a cost of $6.6 million. Subject to the limits contained in the indenture governing Precision's outstanding senior subordinated notes, its bank credit facilities, the GECC master lease and the GECC equipment term loan facility, Precision and its subsidiaries may incur additional indebtedness from time to time to finance capital expenditures, investments or acquisitions or for other general corporate purposes. As of November 16, 2001, $16.8 million was outstanding under the revolver and the Company maintained a cash balance in its bank accounts of approximately $9.5 million.

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

      Effects on Precision's Business Strategy. Precision's level of indebtedness and the corresponding demands on its cash resources could have important effects on Precision's business. For example these demands could, among other things,:

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

      o     merge, consolidate or amalgamate with another company; and

      o     transfer or sell assets.

      Bank Credit Facilities, GECC Master Lease and GECC Equipment Term Loan. Precision's bank credit facilities, the GECC master lease and the GECC equipment term loan also contain similar covenants, as well as a restriction on acquisitions and a number of financial covenants requiring Precision to meet financial ratios and financial condition tests. Precision's ability to borrow under its revolving credit facility and GECC's obligation to lease equipment to Precision and its subsidiaries under the master lease depends upon satisfaction of these covenants and, in the case of the revolving credit facilities, borrowing base requirements. Precision's ability to meet these covenants and requirements can be affected by events beyond its control. There can be no assurance that Precision will meet these requirements. For example, Precision was not in compliance with financial covenants under its credit facilities and the GECC master lease during the third and fourth quarters of 2000. Although Precision has received temporary waivers from its bank group and GECC to December 19, 2001, there can be no assurance that Precision will be able to consummate a refinancing of this debt prior to December 19, 2001, or obtain extensions of the waivers of these covenants.

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

A LOSS OF KEY EMPLOYEES AND HIGHLY SKILLED WORKERS COULD ADVERSELY AFFECT PRECISION'S BUSINESS.

      Some of Precision's executive officers are key to Precision's management and direction. Precision's future success will depend on its ability to retain capable management. Precision appointed a new executive management team during 2000, and Precision's success will depend in part on the successful integration of that team with the operations of Precision's subsidiaries. Although Precision believes it will be able to attract and retain talented personnel and that it could replace key management personnel should the need arise, the inability to attract or retain such personnel could have a material adverse effect on its business. In addition, because its products and processes are complex and require a high level of precision, Precision is generally dependent on an educated and trained workforce. Precision would be adversely affected by a shortage of skilled employees.

FAILURE TO MAINTAIN RELATIONSHIPS WITH PRECISION'S LARGER CUSTOMERS AND FAILURE BY PRECISION'S CUSTOMERS TO CONTINUE TO PURCHASE EXPECTED QUANTITIES DUE TO CHANGES IN MARKET CONDITIONS COULD HAVE AN ADVERSE EFFECT ON ITS OPERATIONS.

      Precision's largest customer, General Electric Power Systems, accounted for approximately 42% of net sales in the first nine months of 2001, and its top ten customers accounted for approximately 86% of its sales during the same period. The termination by General Electric Power Systems or any one or more of Precision's other top 10 customers of their relationship with Precision or their failure to purchase expected quantities from Precision could have a material adverse effect upon Precision's business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      Precision's bank term loan provides for interest to be charged at either the LIBOR rate or a base rate plus, in each case, a margin determined in accordance with the credit agreement. Based on Precision's level of outstanding borrowings under its term loan at September 30, 2001, a 100 basis point change in interest rate would result in a $0.2 million annual change in interest expense. Precision's revolving line of credit provides for interest to be charged at either the LIBOR rate or a base rate plus, in each case, a margin determined in accordance with the credit agreement. Based on Precision's level of outstanding borrowings under its revolving line of credit as of September 30, 2001, a 100 basis point change in interest rates would result in a $0.2 million annual change in interest expense.

      Precision's GECC term loan provides for interest to be charged at the LIBOR rate plus 500 basis points in accordance with the term loan agreement. Based on Precision's level of borrowings under the equipment term loan as of September 30, 2001, a 100 basis points change in interest rates would result in a $0.2 million annual change in interest expense.

      Precision's $6.6 million operating lease program provides for interest to be charged at the LIBOR rate plus 500 basis points in accordance with the master lease agreement. Based on Precision's level of outstanding operating lease obligations at September 30, 2001, a 100 basis point change in the LIBOR interest rate would result in a $0.1 million annual change in equipment rental expense.

      The remainder of Precision's debt is at fixed interest rates. Our senior subordinated notes have a carrying value of $100 million, but we believe that the fair value of the senior subordinated notes is substantially below the carrying value. Because the notes are held by a limited number of institutional investors and are not actively traded among those investors or the general public, we are unable to accurately determine the current fair value of the notes. The last trade of these notes known to management took place in June 2001 at approximately 45% of face value.

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

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Precision did not comply with certain financial covenants contained in its bank credit agreement for the period ended September 30, 2001. Precision has notified its bank group and General Electric Capital Corporation ("GECC") of this non-compliance which is an event of default under the bank credit agreement and the GECC credit agreement. On November 16, 2001, the bank group and GECC agreed to waive these covenant defaults through December 19, 2001.

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



                                          PRECISION PARTNERS, INC.


Dated:  November 19, 2001                 By: /s/ Frank R. Reilly
                                              --------------------------------
                                              Frank R. Reilly
                                              Executive Vice President and
                                              Chief Financial Officer