Form 10-K
period 2001-12-31
PRECISION PARTNERS INC
filed 2002-03-25
CIK 1086478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001.

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-33438


                            PRECISION PARTNERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                    22-3639336
         ---------                                    ----------
(State or other jurisdiction              (I.R.S. Employer Identification  No.)
     of incorporation or
        organization)

                                100 Village Court
                                    Suite 301
                            Hazlet, New Jersey 07730
                            -------------------------
                    (Address of principal executive offices)

                                (732) 335 - 3300

Securities to be filed pursuant to Section 12(b) of the Act:

Title of Class                         Name of Each Exchange on Which Registered
--------------                         -----------------------------------------

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

                              YES  X       NO
                                  ----        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 100 as of March 15, 2002.

                            PRECISION PARTNERS, INC.


                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

Disclosure Concerning Forward Looking Statements                            3

Part I
------
Item 1.  Business                                                           4
Item 2.  Properties                                                         9
Item 3.  Legal Proceedings                                                  9
Item 4.  Submission of Matters to a Vote of Security Holders                9

Part II
-------
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                               10
Item 6.  Selected Financial Data                                           10
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             12
Item 7a. Quantitative and Qualitative Disclosures About Market Risk        35
Item 8.  Financial Statements and Supplementary Data                       35
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                              36

Part III
--------
Item 10. Directors and Executive Officers                                  37
Item 11. Executive Compensation                                            39
Item 12. Security Ownership of Certain Beneficial Owners and Management    44
Item 13. Certain Relationships and Related Transactions                    46

Part IV
-------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  48


Signatures

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

     With the exception of the historical information contained in this report, the matters described herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning including, statements concerning:

     o    our liquidity and capital resources,

     o    our debt levels and ability to obtain financing and service debt,

     o competitive pressures and trends in the precision-machined parts, tooling and assembly industry,

     o    prevailing interest rates,

     o    legal proceedings and regulatory matters,

     o    general economic and business conditions, and

     o    other factors discussed under "Other Considerations" in Item 7.

     Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside of our control) that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the ability of management to implement its business strategy; our ability to comply with the covenants in our financing agreements and to service the related debts; the highly competitive nature of the precision tooling industry and the intense competition from other makers of precision-machined metal parts, tooling and assemblies; our dependence on certain key customers; our ability to consummate suitable acquisitions; our ability to effectively integrate acquisitions or implement new production programs; our dependence on certain executive officers; and changes in environmental and other government regulations. We operate in a very competitive environment in which new risks can emerge from time to time. It is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any risk, or a combination of risks, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Precision Partners, L.L.C. ("LLC") was formed on September 9, 1998 for the purpose of acquiring and operating companies in the business of manufacturing and supplying precision-machined parts, tooling and assemblies for original equipment manufacturers.

     On September 30, 1998, investors contributed approximately $32 million of capital to LLC which was then contributed by LLC to two wholly-owned subsidiaries, Mid State Acquisition Corp. and Galaxy Acquisition Corp., which were established to acquire all of the outstanding capital stock of Mid State Machine Products ("Mid State") and Galaxy Industries Corporation ("Galaxy Industries") on September 30, 1998 (Mid State and Galaxy, collectively the "1998 Acquisitions"). The purchase price, including transaction expenses, was approximately $54,725,000 and was financed by the proceeds of the contributed capital and borrowings under LLC's credit facilities. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed in accordance with the purchase method of accounting.

     In February 1999, Precision Partners, Inc. (hereinafter referred to as "we", "our", "Precision" or the "Company") was formed as a wholly-owned subsidiary of Precision Partners Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of LLC. On March 19, 1999, as part of a reorganization, LLC contributed to Precision, through Holdings, its investments and related assets in Galaxy Industries, Mid State and Precision Partners Management Corporation ("Management Corporation"), which comprised substantially all of the assets of LLC ("the 1999 Reorganization"). Simultaneous with this reorganization, Precision issued $100,000,000 of 12% Senior Subordinated Notes (the "Notes") in order to purchase all of the issued and outstanding capital stock of Certified Fabricators, Inc. and its sister company Calbrit Design, Inc. (together, "Certified") and to purchase substantially all of the assets and assume certain liabilities of General Automation, Inc. ("General Automation") and Nationwide Precision Products Corp. ("Nationwide"). Also, on September 1, 1999, Precision purchased all of the issued and outstanding capital stock of Gillette Machine & Tool Co., Inc. ("Gillette") using existing cash and borrowings under Precision's then outstanding credit facilities. The acquisitions of Certified, General Automation, Nationwide, and Gillette are referred to collectively as the "1999 Acquisitions."

     The 1999 Acquisitions were financed through the net proceeds of the issuance of the Notes, together with borrowings under Precision's then outstanding credit facilities, an equity contribution of approximately $10,000,000 and available cash. The total purchase price, including transaction expenses, was approximately $116,593,000. The purchase price was allocated to estimated fair value of the assets acquired and liabilities assumed in accordance with the purchase method of accounting.

     In connection with certain transactions described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, capital contributions of $6.0 million were made to LLC by investors in 2000 bringing the aggregate capital contributed to $48.1 million. LLC contributed this capital through Holdings to Precision.

     We are a leading supplier of precision-machined metal parts, tooling and assemblies for original equipment manufacturers. Our operating companies consist of Mid State, Nationwide, General Automation, Gillette, Certified, Galaxy Industries and Galaxy Precision Products Corp. (Galaxy Industries and Galaxy Precision Products Corp., together referred to as "Galaxy"). Our operating companies service customers across a wide range of industries and pursue new customers and business in industries where we believe the potential for strong growth exists. Our customers include industry leaders such as General Electric Power Systems, New Venture Gear (a joint venture of General Motors and DaimlerChrysler), Kodak, Boeing, Caterpillar, TRW, Bosch and Dana. Precision has earned "Preferred" or "Qualified" supplier status with many of our customers.

     The manufacturing capabilities and engineered processes of our operating companies allow us to meet the critical specifications of our customers. Our manufacturing expertise includes precision machining such as milling, turning, boring, drilling, broaching and grinding, as well as value-added services such as prototyping, assembly, forming and welding. We manufacture parts, ranging in size from approximately 1 ounce to over 100,000 pounds, to extremely close tolerances maintaining tight tolerances across flat sheets and surfaces with multiple contours. Our operating companies work with traditional materials such as steel, aluminum, iron, copper, magnesium and bronze, as well as exotic and difficult to machine materials such as titanium, inconel, and invar. In addition, we can provide design assistance, process and product engineering support and quality testing.

     The industries we serve and the related precision-parts, assemblies and tooling we machine and manufacture include:

o Power Generation Industry - specialty alloy turbine wheels and spacers, shrouds and nozzles;

o Business Machines Industry - bases and internal components for high and low volume printers and digital imaging machines;

o Space and Satellite Industries - adapter rings, thrust rings, casting chambers and handling and transport aids;

o Commercial and Military Aerospace Industry - precision tooling including bond jigs, assembly jigs, mill fixtures and aircraft wing assemblies and structural supports;

o    Agriculture and Construction Equipment Industries - machined engine blocks;
     and

o Transportation Industry - piston valves used primarily for automatic braking systems in light trucks and sport utility vehicles, transmission housings, machined engine blocks, manifolds and connecting rods, and heavy truck axles and related parts.


CUSTOMERS

     We currently service customers across a wide range of industries including the power generation, business machines, space and satellite, agriculture and construction equipment, commercial and military aerospace, medical and transportation industries. We have focused on developing solid relationships with customers that are leaders in their respective industries such as General Electric Power Systems, New Venture Gear, Ford Motor Company, Mannesmann (Rexroth), TRW, Boeing, DaimlerChrysler, Bosch, Caterpillar, Kodak and Dana. Our largest customer, General Electric Power Systems, accounted for approximately 43%, 36% and 39% of our net sales in 2001, 2000 and 1999, respectively, and our top ten customers represented approximately 82%, 77% and 67% of our net sales in 2001, 2000 and 1999, respectively. We have earned "Preferred" or "Qualified" supplier status with many of our customers. Our customer relationships, coupled with the important nature of many of the complex, close tolerance products we manufacture, have enabled us to obtain long-term contracts from certain key customers including General Electric Power Systems.

MARKETING AND DISTRIBUTION

    We market our parts and manufacturing capabilities through an internal sales force and outside representatives. Most of our sales personnel have worked with the same customers for many years. We maintain sales forces or outside sales representation at each of our subsidiaries in order to promote customer service and expertise. Additionally, in 2001 we created a corporate sales and marketing department so that we can offer our broad operating capabilities to our customers and potential customers. We believe this better positions Precision to pursue a number of cross-selling opportunities that we believe exist between the complementary customer bases of our subsidiaries.

MANUFACTURING

     Our manufacturing expertise includes precision machining capabilities such as turning, milling, boring, drilling, broaching and grinding, as well as value-added services such as prototyping, forming, fabrication, welding, tapping and assembly.

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

COMPETITION

     We operate in an industry that is highly fragmented and competitive. A variety of suppliers with different subsets of our manufacturing capabilities compete to supply the stringent demands of large original equipment manufacturers. Competition is generally based on price, quality, timeliness of delivery, design and engineering support and service and, in some instances, on our ability to deliver assemblies or sub-assemblies rather than individual parts. To an extent, the original equipment manufacturers are able to compete with their suppliers, since they can often produce their own components and assemblies if they so choose. However, during the past several years, original equipment manufacturers have been increasingly outsourcing component manufacturing functions and, in some cases, eliminating their in-house machining capabilities, in an effort to reduce costs, increase efficiency, improve quality and shorten product development cycles.

     A large number of actual or potential competitors exist, including the internal component operations of the original equipment manufacturers as well as independent suppliers, some of which are larger and have greater financial and other resources than we do. In addition, our business is becoming increasingly competitive due to supplier consolidation, the increased use of the Internet by buyers of precision-machined parts to solicit bids from vendors and the implementation of policies by original equipment manufacturers to manage their suppliers and strengthen their supply base. These policies include designating a limited number of suppliers as "Preferred" or "Qualified" suppliers and, in some cases, encouraging new suppliers to begin to supply selected product groups. We compete for new business at the beginning of the development of new products and upon the redesign of existing products by our major customers. We are also actively engaged in retaining existing business. Because of the large investment by original equipment manufacturers in tooling and the long lead-time required to commence production, original equipment manufacturers generally do not change a supplier during a program. If, however, a customer becomes dissatisfied with our prices, quality, timeliness of delivery or perceives risks in our ability to satisfy future commitments, it could, in some cases, award future business or move existing business to another supplier.

SUPPLIERS, SUBCONTRACTORS AND RAW MATERIALS

     Raw materials we use consist of traditional materials such as steel, aluminum, iron, copper, magnesium and bronze, as well as exotic and difficult to machine materials such as titanium, inconel and invar. These materials are typically delivered in the form of bar stock, precision forgings, castings and flat sheets. A portion of the raw materials we use are supplied by our customers on consignment. Raw materials not supplied by our customers are purchased from several suppliers, and we do not believe that we are dependent on a limited number of suppliers. All of these materials were available in adequate quantities to meet our production demands in 2001.

     We may subcontract certain of our manufacturing or services such as heat-treating, plating or painting, among others, to third parties. We use a limited number of subcontractors based on their ability to deliver high quality parts or services on a cost-effective basis. We have not experienced any difficulty obtaining necessary subcontractor services.

BACKLOG

    Backlog at December 31, 2001 decreased 1.6% to $136.6 million from $138.8 million at December 31, 2000. Backlog represents the sales price of all undelivered products for which we have customer purchase orders or contractual commitments that are expected to be delivered within the next 12 months. Our backlog is subject to price renegotiations, termination or rescheduling at the customer's convenience.

ENVIRONMENTAL AND SAFETY REGULATION

     Our equipment, facilities and operations are subject to increasingly complex and stringent federal, state and local laws and regulations pertaining to the protection of human health and the environment. These include, among other things, the discharge of contaminants into the environment and the handling and disposition of wastes (including industrial, solid and hazardous wastes). In addition, we are required to obtain and maintain regulatory approvals in the United States in connection with our operations. Many environmental laws and regulations provide for substantial fines and criminal sanctions for violations. Based on the results of Phase I environmental site assessments that were performed at each of our facilities prior to and since their acquisition, we believe that we are in material compliance with applicable environmental laws and regulations. Capital expenditures for environmental control projects were insignificant in 2001 and, based on current information, we expect them to be insignificant in 2002. It is difficult to predict the future development of such laws and regulations or their impact on future earnings and operations. The timing and magnitude of costs related to environmental compliance may vary and we cannot assure you that material costs or liabilities will not be incurred.

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

EMPLOYEES

     As of December 31, 2001, we had approximately 900 employees as compared to approximately 1,000 at December 31, 2000. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good.

ITEM 2. PROPERTIES


   In addition to our corporate office, we operate nine manufacturing facilities. Leases expire at various times through April 2007 and we generally have extension options.

   The following table summarizes the locations of our manufacturing facilities and their approximate size:

                                       APPROXIMATE     TYPE OF
            LOCATION                  SQUARE FOOTAGE   INTEREST
            --------                  --------------   --------
            PROPERTIES:

            Buena Park, California (1)     34,000       Leased
            Buena Park, California         42,000       Leased
            Canton, Michigan  (2)          29,000       Leased
            Canton, Michigan               66,000       Leased
            Skokie, Illinois (3)           78,000       Leased
            Winslow, Maine                105,000       Leased
            Rochester, New York            66,000       Leased
            Rochester, New York           140,000       Leased
            Rochester, New York            70,000       Leased
            CORPORATE OFFICE:
            Hazlet, New Jersey              3,000       Leased


     (1) Represents two adjacent facilities. We expect to close these facilities during the second quarter of 2002. See Management's Discussion and Analysis of Financial Condition and Results of Operations - General.

     (2) This facility is currently vacant due to consolidation of operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations - General.

     (3) We entered into a sale - leaseback transaction during the first quarter of 2002 for this facility. We owned this facility prior to this transaction. See Management's Discussion and Analysis of Financial Condition and Results of Operations - General.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not Applicable.

ITEM 6.  SELECTED FINANCIAL DATA

     In February 1999, Precision was formed as a wholly-owned subsidiary of Precision Partners Holdings Company, a wholly-owned subsidiary of Precision Partners, L.L.C. On March 19, 1999, as part of a reorganization, LLC contributed to Precision, through Holdings, its investments and related assets in Galaxy, Mid State and Precision Partners Management Corp., which comprised substantially all of the assets of LLC.

     Prior to the acquisitions of Mid State and Galaxy in September 1998, LLC had substantially no operations and, prior to the completion of the 1999 reorganization and the acquisitions of Certified, Nationwide and General Automation in March 1999 and the acquisition of Gillette in September 1999, we had substantially no operations. For financial statement presentation purposes, the 1999 reorganization is accounted for as if it had occurred in September 1998 and we are treated as having commenced operations at that time similar to as if it were a pooling of interest. See Note 1 to our consolidated financial statements included elsewhere in this report.

The selected historical financial information should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this report, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                         Precision Partners, Inc.                        Mid State (Predecessor)
                                              ------------------------------------------------------   --------------------------
                                                                                       September 9,     January 1,
                                                                                          1998             1998
                                                                                        through           through
                                                                                      December 31,     September 30,
(In thousands)                                   2001         2000          1999          1998             1998          1997
                                              ---------     ---------     ---------   --------------   -------------   ---------

OPERATING DATA:

Net sales                                     $ 181,203     $ 169,976     $ 123,188     $  12,602        $  24,106     $  33,870

Cost of sales                                   151,279       135,671        93,434         9,090           16,326        24,581

Restructuring and impairment of
   long-lived assets                              5,219         4,270            --            --               --            --
                                              ---------     ---------     ---------     ---------        ---------     ---------

Gross profit                                     24,705        30,035        29,754         3,512            7,780         9,289

Selling, general and
   administrative expenses                       28,941        31,960        24,840         3,134            3,374         4,571

Restructuring and impairment of
   long-lived assets                              1,315         2,501            --            --               --            --
                                              ---------     ---------     ---------     ---------        ---------     ---------

Operating (loss) income                          (5,551)       (4,426)        4,914           378            4,406         4,718

Interest (expense) income, net                  (17,394)      (16,526)      (12,567)         (526)              66         1,112

Other (expense) income, net                        (346)         (737)            8          (138)             (91)           23

Benefit (provision) for income
    taxes                                            --         4,790         2,130          (109)          (1,677)       (2,310)
                                              ---------     ---------     ---------     ---------        ---------     ---------

Net (loss) income                             $ (23,291)    $ (16,899)    $  (5,515)    $    (395)       $   2,704     $   3,543
                                              =========     =========     =========     =========        =========     =========

OTHER FINANCIAL DATA:
Depreciation and amortization                 $  19,017     $  16,695     $  11,906     $   1,105        $     806     $   1,052

EBITDA (1)                                    $  13,466     $  12,269     $  16,820     $   1,483        $   5,212     $   5,770
 Non-cash impairment and
    other charges (2), (3)                       10,047        10,154            --            --               --            --
                                              ---------     ---------     ---------     ---------        ---------     ---------
Adjusted EBITDA (1), (2),(3)                  $  23,513     $  22,423     $  16,820     $   1,483        $   5,212     $   5,770
                                              =========     =========     =========     =========        =========     =========

Cash flow from operating
     activities                               $  14,462     $  12,815     $   5,398     $   2,574        $   8,238     $    (244)

BALANCE SHEET DATA (AT END OF
    PERIOD):
Cash and cash equivalents                     $  11,444     $    --       $     313     $     963        $      40     $   2,638
Total assets                                  $ 185,670     $ 207,351     $ 206,391     $  63,321        $  11,574     $  20,119
Long-term debt                                $ 148,645     $ 141,860     $ 131,937     $  23,000        $     403     $     686
Total debt                                    $ 149,950     $ 149,835     $ 134,548     $  23,000        $     403     $     686
Stockholders' equity                          $   1,976     $  25,247     $  36,132     $  31,605        $   8,265     $  17,094

(1) EBITDA is defined as operating income plus depreciation and amortization, excluding amortization of debt issue costs. Adjusted EBITDA is defined as EBITDA plus non-cash impairment and other charges (See (2) and (3) below). EBITDA and Adjusted EBITDA are not measures of performance under generally accepted accounting principles. While EBITDA and Adjusted EBITDA should not be used in isolation or as a substitute for net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity, management believes that they may be used by certain investors as supplemental information to evaluate a company's financial performance. In addition, the definition of EBITDA and Adjusted EBITDA used in this report may not be comparable to the definition of EBITDA and Adjusted EBITDA used by other companies.


(2) EBITDA for the year ended December 31, 2001 includes non-cash restructuring, impairment and other charges of approximately $10.0 million consisting of restructuring charges of $1.2 million, impairment of property, plant and equipment of $5.3 million and inventory adjustments of $3.5 million


(3) EBITDA for the year ended December 31, 2000 includes non-cash impairment and other charges of $10.2 million consisting of goodwill impairment of $2.3 million, equipment impairment of $4.5 million, and other asset write-offs of $3.4 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Prior to the consummation of the 1999 reorganization and the acquisitions of Certified, Nationwide and General Automation in March 1999 and the acquisition of Gillette in September 1999, we had substantially no operations. For purposes of historical financial statement presentation, and for purposes of the following discussion, the 1999 reorganization is accounted for as if it occurred on September 9, 1998 and we are treated as having commenced operations at that time. See Note 1 to our consolidated financial statements. For this reason, the following management's discussion and analysis relates to the financial condition and results of operations of:

o a combination of Precision for the period from January 1, 1999 through December 31, 1999 on a consolidated basis, including Certified, Nationwide, and General Automation from March 19, 1999 to December 31, 1999, LLC from January 1, 1999 to March 19, 1999 and Gillette from September 1, 1999 to December 31, 1999; and

o the consolidated results of Precision for the years ended December 31, 2000 and 2001.


YEAR ENDED DECEMBER 31, 2001

     Due to continuing losses at Galaxy and Certified following the completion of reorganization plans announced in the third quarter of 2000, management has approved and begun to implement plans to further restructure these operations. Management has determined that it will consolidate the operations into one facility for each of Galaxy and Certified and dispose of excess equipment.

   Galaxy closed one of its two plants in the fourth quarter of 2001. The equipment that was located in the plant that closed was moved prior to year-end. Substantially all of the equipment that was retained was moved to Galaxy's other operating plant, but several machines were moved to other Precision subsidiaries. The following summarizes charges recorded during 2001 in connection with the restructuring of Galaxy (in thousands):

    Impairment  of  long-lived  assets  to  be  abandoned  or disposed   $ 2,308
    Future rent and taxes on plant to be eliminated                          622
    Provision for terminating equipment leases                               165
    Employee termination costs                                                50
                                                                        --------
    Total restructuring and impairment charges - Galaxy                  $ 3,145
                                                                        ========

     During the fourth quarter of 2001, $48,000 was paid and charged against the above noted accruals. Additionally, management incurred pre-tax cash costs of approximately $85,000 in the first quarter of 2002 to move equipment in connection with the restructuring of Galaxy. Management expects that cash will be expended against the above noted accruals as follows (in thousands):

         Year ending December 31, 2002               $  358
         Year ending December 31, 2003               $  176
         Year ending December 31, 2004               $  180
         Year ending December 31, 2005               $   75

     Certified intends to consolidate its operations into one of its current operating facilities during the first and second quarters of 2002. Equipment to be retained will be relocated from two other operating facilities, both of which are leased. Certified has begun to market equipment which will become excess as a result of this restructuring and has sold a portion of it in the first quarter of 2002. The following summarizes charges recorded during 2001, primarily during the third quarter, in connection with the restructuring of Certified (in thousands):

     Impairment of long-lived assets to be abandoned or disposed $ 2,128 Future rent and taxes on plants to be eliminated
                                                                          353
                                                                      -------

     Total restructuring and impairment charges - Certified           $ 2,481
                                                                      ========

     Additionally, management expects to incur pre-tax cash costs of approximately $0.6 million in the first and second quarters of 2002 to move equipment in connection with the restructuring of Certified. Management expects that cash will be expended against the above noted accruals as follows (in thousands):

         Year ending December 31, 2002               $  223
         Year ending December 31, 2003               $  105
         Year ending December 31, 2004               $   25



     Also during the third quarter of 2001, management determined that General Automation would dispose of certain under-utilized production equipment in order to make better use of its available production floor space. An impairment charge of $0.7 million was recorded in the third quarter of 2001. The Company entered into a contract for the sale and leaseback of General Automation's land and building during the fourth quarter of 2001. This transaction closed on March 12, 2002. An impairment charge of $0.2 million was recorded in the fourth quarter of 2001 for the estimated loss on the sale of the plant.

     Of the restructuring charges and impairment of long-lived assets recorded in 2001 as noted above, $5.2 million is included in cost of sales, and $1.3 million is included in selling, general and administrative expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations". As a result of the recognition of the impairment charges, management estimates an annual reduction of $1.6 million in depreciation expense, offset in part by an estimated increase in annual facility lease expense at General Automation of $0.3 million. All impaired assets discussed above have been classified as assets held for sale in the December 31, 2001 consolidated balance sheet included elsewhere in this report.

     In addition to the charges noted above, Gillette, General Automation and Galaxy recorded adjustments to reduce inventory balances in the aggregate by $3.5 million. These adjustments, which are recorded in cost of sales, resulted from the performance of physical inventory procedures and the identification of obsolete items. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".


YEAR ENDED DECEMBER 31, 2000

     Significant adverse changes in Galaxy's and Certified's business environments, as well as historical, current and projected cash flow losses led management to evaluate the operations of these two businesses in the third quarter of 2000. As a result of this evaluation, management concluded that goodwill and machinery and equipment were impaired, and in accordance with Precision's accounting policies, impairment losses of $2.3 million relating to goodwill and $4.5 million relating to machinery and equipment at Galaxy and Certified were recognized in 2000. Of these amounts, $4.3 million is included in cost of sales and $2.5 million is included in selling, general and administrative expenses. The Company also incurred $1.1 million of cash charges related to the reorganization. As a result of the recognition of these impairment charges, an annual reduction of approximately $0.1 million in goodwill amortization and $0.9 million in depreciation expense have been realized.

     Further, based on the results of that assessment, adjustments of $3.0 million, $0.4 million and $0.7 million are included in cost of sales, selling, general and administrative expenses, and other expense, respectively in 2000. The adjustments relate to the write-off of certain inventory, accounts receivable, and machinery and equipment no longer in use.

     In addition, as part of the settlement agreement with a former president of one of Precision's subsidiaries, additional amortization expense of $0.6 million relating to a non-compete agreement previously entered into with this individual is included in selling, general, and administrative expenses in 2000. This additional amortization expense reflects the change in the termination date of that former president's covenant not to compete agreement from August 31, 2004 to December 31, 2000.

     This discussion and analysis should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report.


HISTORICAL RESULTS OF OPERATIONS


2001 COMPARED TO 2000

NET SALES

     Net sales increased 6.6% to $181.2 million in the year ended December 31, 2001 compared to $170.0 million in the year ended December 31, 2000. The increase is primarily due to growth in power generation component sales at Mid State, where sales increased 20.0%, and the first-time full year inclusion of sales of heavy construction and off-road diesel engine blocks and heavy truck axle components at Galaxy and Nationwide, respectively. These increases were offset in part by weakness in aerospace shipments at Certified, lower business machine and medical diagnostic equipment components sales at Gillette and lower sales volume in automotive and light truck components at Galaxy, General Automation and Nationwide.

     As noted above, the sale of power generation components provided a substantial portion of our sales growth in 2001. Based on current industry conditions and sales volumes as of the date of this filing, we currently expect that sales at Mid State in the first quarter and full year 2002 will be significantly less than in the comparable periods of 2001. Mid State is pursuing alternative sources of revenue to offset this expected decline.

COST OF SALES

     Cost of sales increased 11.5% to $151.3 million in the year ended December 31, 2001 compared to $135.7 million in the year ended December 31, 2000. The year ended December 31, 2001 included inventory adjustments of $3.5 million as compared to adjustments of $3.0 million in 2000. Excluding these adjustments, cost of sales increased 11.3% to $147.8 million primarily related to the increase in sales. See discussion of Gross Profit below.

RESTRUCTURING AND IMPAIRMENT CHARGES AFFECTING GROSS PROFIT

     During 2001, management approved restructuring plans for its Galaxy and Certified operations. In connection with these plans, Precision recorded restructuring and impairment charges that affected gross profit in the amount of $4.3 million. Also during 2001, management determined that General Automation would dispose of certain under-utilized production equipment resulting in an impairment charge of $0.7 million. A contract for the sale of General Automation's land and building was executed in December 2001 resulting in an impairment charge of $0.2 million.

     In connection with reorganization plans implemented during 2000, management concluded that machinery and equipment was impaired at Galaxy and Certified and recorded an impairment loss of $4.3 million that affected gross profit.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

GROSS PROFIT

     Gross profit decreased 17.7% to $24.7 million in the year ended December 31, 2001 compared to $30.0 million in 2000. Excluding the restructuring and impairment charges and the inventory adjustments discussed above, gross profit decreased 10.2% to $33.4 million. Gross margin, also excluding these items, decreased to 18.5% in 2001 from 21.9% in 2000. Strength in the power generation market and the absence of start-up costs incurred in late 2000 related to our heavy equipment engine block plant were more than offset by the impact of lower sales volume in automotive, light truck and aerospace, business machine and medical diagnostic equipment and engine components. Higher than expected start-up costs at Nationwide's truck axle component facility and cost overruns on certain aerospace jobs also negatively impacted gross profit in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses decreased 9.4% to $28.9 million in the year ended December 31, 2001 compared to $32.0 million in 2000. This decrease is primarily related to Galaxy and Certified significantly lowering their selling, general and administrative costs offset in part by higher costs, primarily employee performance incentive costs, at Mid State relating to its strong growth. Additionally, severance and other costs related to the corporate management transition that occurred in 2000 were not incurred in 2001. Also, in the year ended December 31, 2000, the Company recorded additional amortization expense of $0.6 million to reflect the acceleration of the termination date of a former employee's non-compete agreement. Further, Galaxy incurred bad debt expense related to a customer dispute of $0.4 million in the year ended December 31, 2000.

RESTRUCTURING AND IMPAIRMENT CHARGES NOT AFFECTING GROSS PROFIT

     During 2001, management approved restructuring plans for its Galaxy and Certified operations. In connection with these plans, Precision recorded restructuring and impairment charges that affected operating loss, but not gross profit in the amount of $1.3 million.

     In connection with reorganization plans implemented during the 2000, management concluded that goodwill and machinery and equipment was impaired at Galaxy and Certified and recorded an impairment loss of $2.5 million that affected operating loss, but not gross profit.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

OPERATING LOSS

     As a result of all of the foregoing, operating loss increased to $5.6 million in the year ended December 31, 2001 from a loss of $4.4 million in 2000. Excluding the restructuring and impairment charges and other adjustments discussed above, operating income for 2001 was $4.5 million, as compared to $5.7 million for 2000.

NET INTEREST EXPENSE

     For the year ended December 31, 2001, net interest expense increased 5.3% to $17.4 million from $16.5 million for 2000. The increase is primarily attributable to higher average outstanding debt partially offset by lower borrowing rates in 2001 versus 2000. Higher average debt balances were due to the refinancing and restructuring which occurred in the fourth quarter of 2000 and higher average outstanding borrowings under the Company's revolving line of credit.

OTHER (EXPENSE) INCOME, NET

     Other expense, net decreased 53.1% to $0.3 million in the year ended December 31, 2001 compared to $0.7 million in 2000. This is primarily related to fluctuations in losses on disposals of equipment.

INCOME TAXES

     The tax provision for 2001 and the tax benefit for 2000 were each impacted by permanent differences between pre-tax loss for financial reporting purposes and tax reporting purposes resulting primarily from non-deductible goodwill generated by the stock acquisitions. Further, in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, the Company recorded a valuation allowance against its net deferred income tax asset due to uncertainty regarding the ultimate recovery of such deferred income tax asset. Precision did not incur federal or state income tax obligations in 2001. Accordingly, Precision has recognized no provision or benefit in 2001, as compared to a tax benefit of $4.8 million in 2000.

NET LOSS

     Net loss was $23.3 million in 2001 compared to $16.9 million in 2000 due to the aforementioned reasons.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased 13.9% to $19.0 million in the year ended December 31, 2001 compared to $16.7 million in 2000. The increase is primarily due to increased depreciation expense related to the significant expenditures on capital equipment in 2000 that supported new customer contracts; specifically for heavy construction and off-road diesel engine blocks and heavy truck axle components at Galaxy and Nationwide, respectively, and increased capacity for higher volumes in power generation components. This was offset in part by lower depreciation on assets impaired during the third quarter of 2000 and the third and fourth quarters of 2001.


2000 COMPARED TO 1999

NET SALES

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

COST OF SALES

     Cost of sales increased 45.2% to $135.7 million in the year ended December 31, 2000 compared to $93.4 million in the year ended December 31, 1999 primarily due to the increase in sales noted above. The year ended December 31, 2000 included adjustments of $3.0 million to write-down certain inventory and equipment no longer in use. Excluding these adjustments, cost of sales increased 42.1% to $132.8 million primarily related to the increase in sales. See discussion of Gross Profit below.

RESTRUCTURING AND IMPAIRMENT CHARGES AFFECTING GROSS PROFIT

     In connection with reorganization plans implemented during 2000, management concluded that machinery and equipment was impaired at Galaxy and Certified and recorded an impairment loss of $4.3 million that affected gross profit.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

GROSS PROFIT

     Gross profit increased to $30.0 million for the year ended December 31, 2000 compared to $29.8 million in the same period in 1999. This increase is primarily due to the first full year inclusion of the companies noted above as well as increased power generation, light truck parts, medical diagnostic equipment components and business machine component sales. This was mostly offset by the impairment and other charges of $4.3 million recognized in the third quarter of 2000 related to the carrying value of intangible assets at Galaxy and long-lived assets at Certified and an adjustment of $3.0 million recorded in the third quarter of 2000 related to the write-down in value at Galaxy of certain inventory and of certain machinery and equipment no longer in use. Excluding these charges, gross margins declined due to increased labor and material costs and changes in product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses increased to $32.0 million for the year ended December 31, 2000 compared to $24.8 million in 1999. The increase is primarily attributable to the first full year inclusion of Certified, General Automation, Nationwide, and Gillette that were acquired in 1999. An increase in the allowance for doubtful accounts relating to disputed receivables, increases in professional fees, severance costs relating to management changes and reorganizations, and the acceleration of amortization on a non-compete agreement also contributed to the period over period increase.

RESTRUCTURING AND IMPAIRMENT CHARGES NOT AFFECTING GROSS PROFIT

     In connection with reorganization plans implemented during 2000, management concluded that goodwill and machinery and equipment was impaired at Galaxy and Certified and recorded an impairment loss of $2.5 million that affected operating loss, but not gross profit.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

OPERATING LOSS

     For the year ended December 31, 2000, the Company generated operating losses of $4.4 million compared to operating income of $4.9 million for the year ended December 31, 1999 due to the aforementioned reasons.

NET INTEREST EXPENSE

     For the year ended December 31, 2000, net interest expense increased 31.5% to $16.5 million from $12.6 million in 1999. The increase is primarily attributable to higher average outstanding debt in 2000 versus 1999 mainly due to the fact that our $100 million senior subordinated notes were outstanding for a full year compared to approximately nine months in 1999. Additionally, we had increased borrowings for capital expenditures, which among other things, supported new projects for Caterpillar and Dana and increased orders from General Electric Power Systems.

OTHER (EXPENSE) INCOME, NET

     Other expense, net was $0.7 million in the year ended December 31, 2000 compared to less than $0.1 million of other income, net in 1999. This is primarily related to losses on disposal of equipment in 2000.

INCOME TAXES

     We recorded an income tax benefit of $4.8 million in 2000 compared to an income tax benefit of $2.1 million in 1999. Our effective tax benefit rate was 22.1% in 2000 compared to 27.9% for 1999. Tax benefits for the years ended December 31, 2000 and 1999 were impacted by permanent differences between pre-tax loss for financial reporting purposes and taxable losses resulting primarily from non-deductible goodwill generated by stock acquisitions.

NET LOSS

     Net loss for the year ended December 31, 2000 was $16.9 million compared to a net loss of $5.5 million in the year ended December 31, 1999 due to the aforementioned reasons.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization for 2000 was $16.7 million as compared to $11.9 million in 1999. The primary components are depreciation of $11.7 million and $8.5 million, respectively in 2000 and 1999, and amortization of goodwill of $4.0 million and $3.3 million, respectively in 2000 and 1999. The increases are primarily due to the first full year inclusion of depreciation and goodwill amortization related to acquisitions made in 1999. Depreciation also increased due to capital expenditures incurred in 2000. Also included are amortization costs related to a covenant not to compete, including a $0.6 million charge in 2000 that was recognized for the acceleration of amortization expense relating to the change in length of a covenant not to compete with a former president of one of Precision's subsidiaries.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company, as required, will apply SFAS No. 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of the SFAS No. 142 is expected to result in a reduction of amortization expense of approximately $4.0 million in 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 by June 30, 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. Based on the reduction in earnings at certain of our operations since their acquisition, it is possible that impairments will exist when these operations are evaluated under the new guidance of SFAS No. 142. However, the Company has not yet completed its initial testing and therefore has not yet determined what the effect of these tests will be on its earnings and financial position.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The statement requires companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon the completion of construction or shortly thereafter. This statement is not expected to have a material effect on the Company.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS No. 144 as of January 1, 2002 and it has not determined the effect, if any, the adoption of the Statement will have on the Company's financial position or results of operations.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in
Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

ACCOUNTS RECEIVABLE

     We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. Further, we have certain customers that account for a significant portion of our revenue. Should they not pay amounts due to us, it may have a significant negative effect on our financial condition and results of operations.

INVENTORY

     We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and selling prices and compare them with current inventory levels. As discussed elsewhere, we have recorded significant adjustments to inventory. There can be no assurances that adjustments to inventory will not be required in the future.

GOODWILL IMPAIRMENT

     We have significant amounts of goodwill. We periodically evaluate our businesses for potential impairment indicators, a process that involves subjective evaluation. If such indicators exist, we evaluate whether impairment has occurred, making assumptions regarding estimated future undiscounted cash flows and the fair value of the related assets. During the year ended December 31, 2001, the Company did not record any impairment losses related to goodwill although it did record such charges in 2000. The Company is required to adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002 and will be required to analyze its goodwill for impairment issues during 2002, and on a periodic basis thereafter. If an impairment loss is required, the charge would be non-cash in nature but could have an adverse impact on the Company's reported stockholder's equity and results of operations.

RESTRUCTURING AND IMPAIRMENT

     During 2001, we recorded significant impairments and accruals in connection with our restructuring of Galaxy and Certified as well as impairments at General Automation. These charges include estimates pertaining to the fair value of equipment to be disposed of and future costs at facilities that have been or will be closed. Although we do not anticipate significant changes, the actual amounts may differ from these estimates.

DEFERRED TAX ASSETS

     We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

CONTINGENCIES

     From time to time, we are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.


PRO FORMA FINANCIAL INFORMATION

     The unaudited pro forma consolidated financial information for the year ended December 31, 1999 gives effect to the 1999 acquisitions of Certified, Nationwide, General Automation and Gillette as if each transaction had occurred on January 1, 1999. For purposes of the unaudited pro forma consolidated financial information, the historical financial information of General Automation and Nationwide has been adjusted to eliminate the effect of certain assets not acquired and certain liabilities not assumed in the acquisition by our company, in accordance with the terms of the purchase agreement relating to such acquisitions. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial statements of Precision, including the notes thereto, included elsewhere in this report.

     Management believes that the adjustments necessary to fairly present this pro forma consolidated financial information have been made based on available information and in the opinion of management are reasonable. The pro forma consolidated financial information should not be considered indicative of actual results that would have been achieved had the transactions been consummated on the dates indicated and do not purport to indicate results of operations as of any future date or for any future period. We cannot assure you that the assumptions used in the preparation of the pro forma consolidated financial information will prove to be correct. Although not required by Regulation S-X, due to the significance of the 1999 acquisitions, Precision is presenting this pro forma consolidated financial information to provide meaningful comparisons for the years ended December 31, 2001, 2000 and 1999. The following table sets forth certain consolidated financial information for the years ended December 31, 2001 and 2000 and selected pro forma consolidated financial information for year ended December 31, 1999:

                                                                        Precision Partners, Inc.
                                                          ---------------------------------------------------

                                                                                                    Unaudited
                                                                                                    Pro Forma
(In thousands)                                                2001               2000                 1999
                                                          ---------------------------------------------------

OPERATING DATA:

Net sales                                                 $ 181,203            $ 169,976            $ 149,749

Cost of sales                                               151,279              135,671              113,509

Restructuring and impairment of
   long-lived assets                                          5,219                4,270                   --
                                                          ---------            ---------            ---------

Gross profit                                                 24,705               30,035               36,240

Selling, general and
   administrative expenses                                   28,941               31,960               25,516

Restructuring and impairment of
   long-lived assets                                          1,315                2,501                   --
                                                          ---------            ---------            ---------

Operating (loss) income                                      (5,551)              (4,426)              10,724

Interest (expense) income, net                              (17,394)             (16,526)             (15,671)

Other (expense) income, net                                    (346)                (737)                 136

Benefit for income taxes                                       --                  4,790                1,073
                                                          ---------            ---------            ---------

Net (loss)                                                $ (23,291)           $ (16,899)           $  (3,738)
                                                          =========            =========            =========

OTHER FINANCIAL DATA:
Depreciation and amortization                             $  19,017            $  16,695            $  15,420
EBITDA (1)                                                $  13,466            $  12,269            $  26,144
 Non-cash impairment and other charges (2), (3)              10,047               10,154                 --
                                                          ---------            ---------            ---------
Adjusted EBITDA (1), (2),(3)                              $  23,513            $  22,423            $  26,144
                                                          =========            =========            =========

(1) EBITDA is defined as operating income plus depreciation and amortization, excluding amortization of debt issue costs. Adjusted EBITDA is defined as EBITDA plus non-cash impairment and other charges (See (2) and (3) below). EBITDA and Adjusted EBITDA are not measures of performance under generally accepted accounting principles. While EBITDA and Adjusted EBITDA should not be used in isolation or as a substitute for net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity, management believes that they may be used by certain investors as supplemental information to evaluate a company's financial performance. In addition, the definition of EBITDA and Adjusted EBITDA used in this report may not be comparable to the definition of EBITDA and Adjusted EBITDA used by other companies.

(2) EBITDA for the year ended December 31, 2001 includes non-cash restructuring, impairment and other charges of approximately $10.0 million consisting of restructuring charges of $1.2 million, impairment of property, plant and equipment of $5.3 million and inventory adjustments of $3.5 million

(3) EBITDA for the year ended December 31, 2000 includes non-cash impairment and other charges of $10.2 million consisting of goodwill impairment of $2.3 million, equipment impairment of $4.5 million, and other asset write-offs of $3.4 million.


PRO FORMA RESULTS OF OPERATIONS

     Although not required to do so, due to the significance of the 1999 acquisitions, Precision is presenting a discussion of its pro forma results to provide meaningful comparisons for the years ended December 31, 2000 and 1999. The pro forma consolidated financial information should not be considered indicative of actual results that would have been achieved had the transactions been consummated on the respective dates indicated and do not purport to indicate results of operations as of any future date or for any future period. We cannot assure you that the assumptions used in the preparation of the pro forma consolidated financial information will prove to be correct. Please note that no discussion of 2001 compared to 2000 is shown here as there are no pro forma adjustments in those years. For a comparison of historical results for 2001 to 2000, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Historical Results of Operations.

2000 COMPARED TO 1999

  NET SALES

     Net sales increased 13.5% to $170.0 million for the year ended December 31, 2000, compared to $149.7 million in 1999. The increase was primarily due to increases at Mid State, Gillette, Galaxy, and Nationwide offset in part by a decrease at Certified. The increases resulted from improvement in power generation, medical diagnostic equipment, business machine components, heavy construction and light truck component sales. These sales were partially offset by lower sales at Certified, which declined due to volume and price reductions resulting from heavy competition in a soft defense and aerospace tooling market.

COST OF SALES

     Cost of sales increased 19.5% to $135.7 million in the year ended December 31, 2000 compared to $113.5 million in the year ended December 31, 1999 primarily due to the increase in sales noted above. The year ended December 31,

2000 included adjustments of $3.0 million to write-down certain inventory and equipment no longer in use. Excluding these adjustments, cost of sales increased 17.0% to $132.7 million primarily related to the increase in sales. See discussion of Gross Profit below.

RESTRUCTURING AND IMPAIRMENT CHARGES AFFECTING GROSS PROFIT

     In connection with reorganization plans implemented during 2000, management concluded that machinery and equipment was impaired at Galaxy and Certified and recorded an impairment loss of $4.3 million that affected gross profit.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses increased to $32.0 million for the year ended December 31, 2000 compared to $25.5 million in 1999. Costs related to increased net sales, increases in the allowance for doubtful accounts relating to disputed receivables, increases in professional fees, the acceleration of amortization on a non-compete agreement and severance costs relating to management changes contributed to the period over period increase.

RESTRUCTURING AND IMPAIRMENT CHARGES NOT AFFECTING GROSS PROFIT

     In connection with reorganization plans implemented during 2000, management concluded that goodwill and machinery and equipment was impaired at Galaxy and Certified and recorded an impairment loss of $2.5 million that affected operating loss, but not gross profit.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

OPERATING (LOSS) INCOME

     For the year ended December 31, 2000, we generated operating losses of $4.4 million compared to operating income of $10.7 million for the year ended December 31, 1999 due to the aforementioned reasons.

NET INTEREST EXPENSE

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

OTHER (EXPENSE) INCOME, NET

     Other expense, net was $0.7 million in the year ended December 31, 2000 compared to $0.1 million of other income, net in 1999. This is primarily related to losses on disposal of equipment in 2000.

INCOME TAXES

     We recorded an income tax benefit of $4.8 million in 2000 compared to an income tax benefit of $1.1 million in 1999. Our effective tax benefit rate was 22.1% in 2000 compared to 22.3% for 1999. Tax benefits for the years ended December 31, 2000 and 1999 were impacted by permanent differences between pre-tax loss for financial reporting purposes and taxable losses resulting primarily from non-deductible goodwill generated by stock acquisitions.

NET LOSS

     Net loss for the year ended December 31, 2000 was $16.9 million compared to a net loss of $3.7 million in the year ended December 31, 1999 due to the aforementioned reasons.

DEPRECIATION AND AMORTIZATION

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


LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided by operating activities for the year ended December 31, 2001 increased to $14.5 million compared to $12.8 million for year ended December 31, 2000. Higher depreciation, the receipt of customer advances and decreases in inventories and accounts receivable in 2001 offset a larger net loss and a decrease in accounts payable. Net cash provided by operating activities for the year ended December 31, 2000 increased to $12.8 million compared to $5.4 million for the year ended December 31,1999. This increase primarily reflects a decrease in working capital and an increase in depreciation and amortization offset in part by a larger net loss.

     Net cash used in investing activities decreased to $2.4 million for the year ended December 31, 2001 from $32.7 million in 2000. This decrease relates to lower capital expenditures partially offset by proceeds from the sale of property and equipment related to Galaxy. Net cash used in investing activities decreased to $32.7 million for the year ended December 31, 2000 from $121.4 million in 1999. This decrease relates to the fact that there were no acquisitions of businesses in 2000 as compared to $111.3 million used for acquisitions in 1999, partially offset by an increase in capital expenditures primarily to support new contracts with Caterpillar and Dana and increased orders from General Electric Power Systems.

     Net cash used in financing activities in the year ended December 31, 2001 was $0.9 million, primarily reflecting the incurrence of approximately $1.1 million of deposits and commitment fees related to the refinancing of Precision's credit facilities completed in February 2002. Net borrowings under our revolving credit facility were offset by repayments of the term loan in 2001. Net cash provided by financing activities in the year ended December 31, 2000 was $19.6 million, primarily reflecting the proceeds of a $20.8 million term loan and a $6.0 million capital contribution received from Precision's stockholder. The proceeds of the loan and the capital contribution were partially offset by repayment of borrowings under Precision's revolving credit facility, scheduled debt payments under Precision's bank term loan, and payment of financing costs to obtain the term loan and restructure the existing credit facilities during 2000. Net cash provided by financing activities was $115.4 million for the year ended December 31, 1999 primarily reflecting the issuance of Precision's outstanding senior subordinated notes, entering into new credit facilities and equity contributions received from our stockholder in March 1999 in connection with the acquisitions made in 1999, net of repayment of pre-existing debt and payments of fees relating to the issuance of Precision's outstanding senior subordinated notes.

     Precision's principal sources of liquidity are available borrowings under its revolving credit facility and cash flow from operations. Precision expects that its principal liquidity requirements will continue to be working capital, capital expenditures, debt service and required lease payments.

     Precision's credit facilities at December 31, 2001 consisted of a $16.4 million term loan and a $16.2 million revolving credit facility, each payable to a bank group maturing on March 31, 2005, and a $17.3 million equipment term loan maturing December 1, 2005. Collectively, these items comprised our senior debt. As of December 31, 2001, Precision had total debt of approximately $150.0 million, primarily consisting of the outstanding aggregate principal amount of our $100 million senior subordinated notes, the outstanding principal amount on our bank term loan, the outstanding principal amount of our equipment term loan and $16.2 million of outstanding borrowings under our revolving credit facility. Our cash balance at December 31, 2001 was $11.1 million.

     Our outstanding senior subordinated notes have a face value of $100 million, bear interest at a rate of 12% per annum and mature March 15, 2009. The notes are fully and unconditionally guaranteed by all of our subsidiaries on a joint and several basis. These subsidiary guarantees are unsecured and subordinated in right of payment to each subsidiary guarantor's senior debt.

     In the fourth quarter of 2001, we were unable to comply with certain financial covenants of our credit facilities and our master lease agreement. The lenders agreed to waive these covenant defaults through the completion of the refinancing discussed below.

     On February 1, 2002, Precision entered into a new credit agreement and a new master lease agreement (to be accounted for as a capital lease). Funding took place on February 4, 2002. A portion of the proceeds from the new credit agreement, along with available cash, were utilized to repay in full the senior debt previously outstanding and costs and expenses related to the refinancing, while the new master lease agreement was used to refinance all obligations under our previous master lease agreement (accounted for as an operating lease). The remainder of the proceeds and availability under the new credit agreement will be used as needed for working capital and other general corporate purposes.

     The new credit agreement consists of a $44.050 million term loan that has been fully drawn and a $25.0 million revolving credit facility. The term loan amortizes over 47 months with quarterly principal payments of 2.5% of the original principal amount in each of quarters three through twelve, 5.0% in each of quarters thirteen through fifteen and 60.0% in quarter sixteen. The first principal payment is due October 1, 2002. Interest on the term loan is payable at an annual rate of LIBOR plus a margin of 5.00%, subject to a minimum interest rate of 10.00% through December 31, 2002, increasing to 11.00% through December 31, 2004 and to 12.00% thereafter.

     The revolving credit facility is for a term of 47 months. Borrowings under this facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory, each as defined in the new credit agreement, and subject to other eligibility requirements and reserves as per the new credit agreement. In certain instances, borrowings under the revolving credit facility can be further restricted due to limitations on Permitted Indebtedness as defined in the indenture related to our senior subordinated notes. Interest on the revolving credit facility is payable at an annual rate of either LIBOR plus a margin of 3.25% or the lender's index rate plus a margin of 1.75%, at Precision's option. There is also an unused facility fee payable at an annual rate of 0.50% on any unused portion of the revolving credit facility. At closing, there were no funds drawn or borrowings outstanding under the revolving credit facility.

     The new master lease agreement has a principal balance of $5.950 million and amortizes over 47 months with principal and interest payable as described above for the new term loan. This lease will be accounted for as a capital lease.

     If Precision's Consolidated Senior Leverage Ratio (as defined in the new credit agreement) exceeds certain predetermined levels, then Precision's borrowing rate will increase 200 basis points on an in-kind basis over the otherwise applicable annual rate on the term loan and the revolving credit facility. Such in-kind amounts would be payable at the maturity date of the new credit agreement, so long as Precision is not otherwise in default. If Precision has a continuing Event of Default, as defined in the new credit agreement, our borrowing rate will increase 200 basis points over the otherwise applicable annual rates under both the new credit and master lease agreements.

     The lenders have the right to syndicate the revolving credit facility. The lenders also have the right to adjust the pricing and structure of the revolving credit facility whether or not it is eventually syndicated to a third party or held by one or both of the current lenders. Pricing changes of up to 300 basis points on inventory advances and up to 100 basis points on other advances are permitted. Changes to the structure could include, without limitation, adjusting advance rates, eligibility requirements and reserve requirements, going from a consolidated borrowing base to individual company borrowing bases and/or reducing the term of each of the credit facilities to three years.

     The lenders have a fully perfected first priority security interest in substantially all existing and after-acquired assets of Precision and its subsidiaries (other than intercompany debt). Precision and each of its principal subsidiaries are borrowers under the new credit agreement and each borrower guarantees the obligations of every other borrower. Precision's immediate parent, Precision Partners Holding Company, also guarantees the new credit agreement. Precision is subject to certain financial ratio covenants under the new credit and master lease agreements including, but not limited to, maximum Consolidated Senior Leverage Ratio, minimum Consolidated Senior Interest Coverage Ratio, minimum Consolidated Total Interest Coverage Ratio, minimum Consolidated Fixed Charge Coverage Ratio and maximum Capital Expenditures. There are mandatory repayment obligations related to certain asset dispositions, sales of equity and a portion of any excess cash flow, as defined. Under certain circumstances, prepayments on the term loan require prepayment premiums of 3.0%, 1.5%, 1.0% and 0.5% of the amounts prepaid in the first, second, third and fourth years, respectively.

     Costs and expenses related to the refinancing totaled $4.4 million and will be capitalized and amortized over the life of the related agreements. Unamortized deferred debt costs totaling $0.9 million related to the old credit agreement will be written off as an extraordinary item in the first quarter of

2002. Unamortized deferred lease costs totaling $0.1 million related to the old master lease agreement will be written off through cost of sales in the first quarter of 2002.

     The indenture related to the senior subordinated notes and our other financing agreements as discussed above impose limitations on Precision's ability to, among other things, incur indebtedness (including capital leases), incur liens, pay dividends or make other restricted payments, consummate certain asset sales, enter into transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of Precision's assets. In addition, the financing agreements limit our ability to enter into leases or sale and leaseback transactions, to make capital expenditures and to make acquisitions.

     Precision's amortization requirements are limited to the new term loan and capital lease obligations under the new master lease agreement. Considering the refinancing described above, our significant contractual obligations are as follows (in thousands):


(In thousands)                  2002          2003           2004           2005           2006       Thereafter
                             ----------     --------       --------       --------       --------     ----------
Long term debt               $  1,156       $  4,416       $  4,405       $  7,709       $ 26,430       $100,000

Capital lease obligations    $    149       $    595       $    595       $  1,041       $  3,570       $   --

Operating lease obligations  $  3,711       $  3,204       $  2,472       $  2,199       $  1,719       $  2,499

     Precision's other debt service requirements over the next two years consist primarily of interest expense on those loans, on the senior subordinated notes and on borrowings under the revolving credit facility. Any amounts then outstanding under the new revolving credit agreement are due in 2006. Our other short-term cash needs are expected to consist primarily of working capital requirements and capital expenditures to maintain and expand Precision's manufacturing capabilities. Precision currently expects that its capital expenditures will be approximately $5.0 million in 2002, including capital expenditures to maintain current production capabilities, but excluding the assets related to the capital lease entered into as discussed above. However, Precision's capital expenditures will be affected by, and may be greater or less than currently anticipated depending upon, among other things, the size and nature of new business opportunities and bank credit limitations. The terms of the new credit agreement limit capital expenditures in 2002 to $5 million plus amounts for certain capital expenditure commitments entered into prior to 2002.

     Based upon current operations and the historical results of its subsidiaries, Precision believes that its cash flow from operations, together with available borrowings under its new revolving credit facility, will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled lease payments, and scheduled debt service over the next 12 months. However, there can be no assurance that Precision will generate adequate cash flow. In addition, Precision's ability to repay outstanding debt at maturity may depend on the availability of refinancing. At March 19, 2002, Precision had $1.5 million outstanding under its new revolving credit facility and had a cash balance in its bank accounts of $0.7 million. Total unused availability at that date is approximately $15.6 million based on the borrowing base formula in the agreement and considering the limits on Permitted Indebtedness as defined and contained in the indenture related to our senior subordinated notes.

     In the fourth quarter of 2000, we were also unable to comply with certain covenants included in our bank credit facilities and master lease agreement then in effect. On December 8, 2000, Precision entered into an amendment and waiver with respect to its bank credit facilities, an amended and restated master lease, and a new $20.8 million six-year equipment term loan facility. In connection with these transactions, Precision also received an equity contribution of $6.0 million. At closing, we used the entire $20.8 million term loan facility to refinance approximately $11.8 million of equipment previously leased under the master lease agreement, to repay approximately $2.9 million of advances under our revolving credit facility that were used to purchase equipment, and to pay approximately $6.1 million of outstanding invoices for new equipment. The $6.0 million equity contribution was used to pay the fees and expenses associated with these transactions and to repay advances under our revolving credit facility used to purchase new equipment. The total fees and expenses relating to these transactions were approximately $0.9 million. The amendment and waiver in respect of our bank credit facilities includes a waiver of all defaults that existed on or prior to December 8, 2000. All of the agreements discussed in this paragraph were refinanced on February 4, 2002 as discussed above.


INFLATION

     We do not believe that inflation has had a significant impact on our cost of operations.


OTHER CONSIDERATIONS

PRECISION'S SUBSTANTIAL DEBT AND THE SIGNIFICANT DEMANDS ON ITS CASH RESOURCES COULD AFFECT ITS ABILITY TO MAKE PAYMENTS ON THE OUTSTANDING DEBT AND ACHIEVE ITS BUSINESS PLAN.

     Substantial Debt. Precision has incurred a substantial amount of indebtedness that requires significant interest payments. As of December 31, 2001, Precision had total consolidated debt of $150.0 million and net interest expense of approximately $17.4 million for the year then ended. In addition, as of the same date, Precision had operating leases outstanding under its master lease agreement for equipment with an unamortized cost of approximately $6.0 million. Precision refinanced its senior debt and master lease agreement on February 4, 2002. Subject to the limits contained in the indenture governing Precision's outstanding senior subordinated notes, the new credit and master lease agreements, Precision and its subsidiaries may incur additional indebtedness from time to time to finance capital expenditures, investments or for other general corporate purposes. As of March 19, 2002, $1.5 million was outstanding under the revolving credit facility and the Company had a cash balance in its bank accounts of approximately $0.7 million.

     Demands on Cash Resources. Precision has substantial demands on its cash resources in addition to operating expenses and interest expense on the senior subordinated notes, including, among others, interest and amortization payments under its new Credit and Master Lease Agreements. See "Liquidity and Capital Resources" above.

     Effects on Precision's Business Strategy. Precision's level of indebtedness and the corresponding demands on its cash resources could have important effects on Precision's business. For example these demands could, among other things,:

o make it more difficult for Precision to satisfy its debt service obligations with respect to the senior subordinated notes and its secured indebtedness under its new credit and master lease agreements;

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

     Precision's ability to pay interest on its long-term indebtedness and to satisfy its other debt obligations will depend upon its future operating performance and may depend upon the availability of refinancing indebtedness, which will be affected by the instruments governing its indebtedness, including the indenture, the credit facilities and the master lease, prevailing economic conditions and financial, business and other factors, certain of which are beyond its control.

     If Precision is unable to service its indebtedness and fund its business, it may be forced to change its strategy. Such change may include:

o    further reducing or delaying capital expenditures;

o    seeking additional debt financing or equity capital;

o    further asset sales; or

o    restructuring or refinancing its indebtedness.

     There can be no assurance that any such strategy could be effected on terms satisfactory to Precision or at all.

     Effect of Additional Debt. Subject to and within the limits of Precision's debt instruments and the master lease, Precision may incur additional indebtedness from time to time to finance capital expenditures, investments and operations or for other purposes, including the borrowing of amounts repaid under its credit facilities. This could further exacerbate the risks described below.

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

o    merge, consolidate or amalgamate with another company; and

o    transfer or sell assets.

     Credit Facilities and Master Lease. Precision's credit facilities, and the master lease also contain similar covenants, as well as a restriction on acquisitions and a number of financial covenants requiring Precision to meet financial ratios and financial condition tests. Precision's ability to borrow under its revolving credit facility depends upon satisfaction of these covenants and borrowing base requirements. Precision's ability to meet these covenants and requirements can be affected by events beyond its control. There can be no assurance that Precision will meet these requirements.

     Effect of Future Breach. Precision's failure to comply with the obligations and covenants in the credit facilities, the master lease or the indenture could result in an event of default under one or more of those agreements that, if not cured or waived, could terminate its ability to borrow under the revolving credit facility, could permit acceleration of the relevant debt and acceleration of debt under other instruments and could permit foreclosure on any collateral granted.

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

     As part of its business strategy, Precision intends to pursue and capitalize on a number of cross-selling opportunities it believes exist as a result of the complementary customer bases and manufacturing capabilities of its companies and to implement certain operating improvements. Precision's ability to implement and realize the benefits of this strategy could be affected by a number of factors beyond its control, such as operating difficulties, increased operating costs, regulatory developments, general economic conditions, increased competition, or the inability to obtain adequate financing for Precision's operations on suitable terms. In addition, Precision may decide to alter or discontinue certain aspects of this strategy. Any failure to implement aspects of Precision's strategy may adversely affect its results of operations, financial condition and ability to service debt.

PRECISION'S INABILITY TO ACCESS ADDITIONAL CAPITAL COULD HAVE A NEGATIVE IMPACT ON ITS GROWTH STRATEGY.

     Precision's current business strategy will require additional capital investment. Capital will be required for, among other purposes, managing acquired companies, acquiring new equipment, maintaining the condition of Precision's existing equipment and completing new acquisitions. To the extent that cash generated internally and cash available, or permitted to be expended, under Precision's credit facilities is not sufficient to fund capital requirements, Precision will require additional debt and/or equity financing. There can be no assurance, however, that such financing will be available or, if available, will be permitted under our current financing agreements or available on terms satisfactory to Precision. Future debt financing, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund further acquisitions and expansion, and may limit Precision's ability to withstand competitive pressures and render it more vulnerable to economic downturns. If Precision fails to obtain sufficient additional capital in the future, it could be forced to curtail its growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing its indebtedness.

A LOSS OF KEY EMPLOYEES AND HIGHLY SKILLED WORKERS COULD ADVERSELY AFFECT PRECISION'S BUSINESS.

     Some of Precision's executive officers are key to Precision's management and direction. Precision's future success will depend on its ability to retain and/or attract capable management. Although Precision believes it will be able to attract and retain talented personnel and that it could replace key management personnel should the need arise, the inability to attract or retain such personnel could have a material adverse effect on its business. In addition, because its products and processes are complex and require a high level of precision, Precision is generally dependent on an educated and trained workforce. Precision would be adversely affected by a shortage of skilled employees.

FAILURE TO MAINTAIN RELATIONSHIPS WITH PRECISION'S LARGER CUSTOMERS AND FAILURE BY PRECISION'S CUSTOMERS TO CONTINUE TO PURCHASE EXPECTED QUANTITIES DUE TO CHANGES IN MARKET CONDITIONS COULD HAVE AN ADVERSE EFFECT ON ITS OPERATIONS.

     Precision's largest customer, General Electric Power Systems, accounted for approximately 43% of net sales in 2001, and its top ten customers accounted for approximately 82% of its sales during the same period. The termination by General Electric Power Systems or any one or more of Precision's other top 10 customers of their relationship with Precision or their failure to purchase expected quantities from Precision could have a material adverse effect upon Precision's business, financial condition and results of operations.

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

SIGNIFICANT COMPETITION FOR PRECISION PART MANUFACTURING OUTSOURCED BY ORIGINAL EQUIPMENT MANUFACTURERS MAY AFFECT PRECISION'S ABILITY TO SUCCEED.

     Precision operates in an industry that is highly fragmented and competitive. A variety of suppliers with different subsets of Precision's manufacturing capabilities compete to supply the stringent demands of large original equipment manufacturers. In addition, Precision's customers are continually seeking to consolidate their business among one or more "Preferred" or "Qualified" suppliers. There can be no assurance that Precision will be able to successfully implement new production programs to supply products to original equipment manufacturers. If any customer becomes dissatisfied with Precision's prices, quality or timeliness of delivery, or perceives risks to our ability to comply with their requirements or execute in the future, among other things, it could award future business or move existing business to our competitors. There can be no assurance that Precision's products will continue to compete successfully with the products of its competitors, including original equipment manufacturers themselves, many of which are significantly larger and have greater financial and other resources than Precision does.

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

     Precision is generally not a direct party to any contracts with the U.S. government. However, a portion of its sales are to customers who use the parts, assemblies or tooling that Precision supplies to them to fill orders under U.S. government contracts to which they are a party. U.S. government contracts have significant inherent risks, including:

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

     Because Precision operates a number of facilities, and because it arranges for the disposal of hazardous materials at many disposal sites, it may incur costs for investigation, removal and remediation, as well as capital costs associated with compliance with environmental laws and regulations. Although such environmental costs have not been material in the past and are not expected to be material in the future, changes in environmental laws and regulations or unexpected investigations and clean-up costs could have a material adverse effect on Precision's business, financial condition or results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Precision's term loan and capital lease program, as refinanced in February 2002, provide for interest to be charged at LIBOR plus a margin of 5%, subject to a minimum interest rate of 10.00% through December 31, 2002, increasing to 11.00% through December 31, 2004 and to 12.00% thereafter. Because LIBOR plus a margin of 5% is significantly below the floor of 10% currently in effect on the term loan and capital lease arrangement, a 100 basis point change in LIBOR would not currently have an impact on interest expense. However, should LIBOR increase to a point where LIBOR plus the 5% margin equaled or exceeded 10%, based on Precision's level of outstanding borrowings from its term loan and obligations under the capital lease arrangement at March 19, 2002, a 100 basis point increase in interest rate would result in a $0.5 million annual increase in interest expense.

     Precision's revolving line of credit provides for interest to be charged at either the LIBOR rate or a base rate plus, in each case, a margin determined in accordance with the credit agreement. Based on Precision's level of outstanding borrowings under its revolving line of credit as of March 19, 2002, a 100 basis point change in interest rates would result in less than a $0.1 million annual change in interest expense.

     The remainder of Precision's debt is at fixed interest rates. Our senior subordinated notes have a carrying value of $100 million, but we believe that the fair value of the senior subordinated notes is substantially below the carrying value. Because the notes are held by a limited number of institutional investors and are not actively traded among those investors or the general public, we are unable to accurately determine the current fair value of the notes. The last trade of the Notes known to management took place in June 2001 at approximately 47% of face value; however, other trades may have occurred that management is not aware of.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to our directors and executive officers as of March 1, 2002:

              NAME            AGE                   POSITION
              ----            ---                   --------
      John G. Raos            52    President and Chief Executive Officer,
                                    Director
      Frank R. Reilly         45    Executive Vice President and Chief
                                    Financial Officer
      Peter J. Statile        45    Executive Vice President and Chief
                                    Operating Officer
      Richard A. Buccarelli   47    Senior Vice President Corporate
                                    Development, General Counsel and
                                    Secretary
      Richard C. Rose         54    Vice President, Sales and Marketing
      Robert J. Vander        38    Vice President and Corporate Controller
      Meulen
      Robert R. Womack        64    Non-Executive Chairman of the Board
      John F. Megrue          43    Director
      William J. Gumina       31    Director
      Richard W. Detweiler    60    Director
      David W. M. Harvey      37    Director

     John G. Raos has been our President and Chief Executive Officer since July 2000. Prior to January 2000, Mr. Raos worked for the last five years with U.S. Industries, Inc., at the time a $3 billion building products and industrial company, holding positions including President, Chief Operating Officer and Director. Prior to joining U.S. Industries in 1995, Mr. Raos spent nearly 20 years with Hanson PLC, formerly a diversified UK industrial conglomerate with revenues at the time of over $15 billion. Mr. Raos was a Director of Hanson and was President, Chief Operating Officer and a Director of Hanson Industries Inc., the U.S. headquarters of Hanson PLC. During his career at Hanson, Mr. Raos held numerous executive positions including Senior Vice President of Operations, Chief Financial Officer and Treasurer. Mr. Raos presently serves on the Board of Directors of Numerex Corp.

     Frank R. Reilly has been our Executive Vice President and Chief Financial Officer since July 2000. Prior to joining Precision, Mr. Reilly was a consultant with The Sumner Group, a financial advisory and investment business that he founded in 1998. From 1995 to 1998, Mr. Reilly was Senior Vice President, Chief Financial Officer and a Director of U.S. Industries. From 1992 to 1994, Mr. Reilly served as Vice President and Chief Financial Officer of Marine Harvest International, Inc., formerly a publicly-traded international aqua-culture company with revenues of $145 million. Prior to 1992, Mr. Reilly served as a Director - Acquisitions at Hanson Industries.

     Peter J. Statile was promoted to Executive Vice President and Chief Operating Officer in July 2001. Prior to this he served as our Executive Vice President of Corporate Development and Operations since July 2000. Prior to joining Precision, Mr. Statile served as Executive Vice President - Operations of Strategic Industries, a division of U.S. Industries, a diversified business with revenues of approximately $850 million. Prior to joining Strategic Industries, Mr. Statile was President and Chief Executive Officer of Hanson North America and was an Associate Director of Hanson. During his 13-year tenure at Hanson, Mr. Statile also held numerous executive and financial positions.

     Richard A. Buccarelli was promoted to Senior Vice President Corporate Development, General Counsel and Secretary in January 2002. Prior to this he served as our Vice President, General Counsel and Secretary since January 2001. Prior to joining Precision, Mr. Buccarelli was engaged in the private practice of law from 1998 until 2000. From 1997 to 1998, Mr. Buccarelli served as Vice President - Corporate Development for U.S. Industries, where he was also Vice-President - Property from 1995 until 1997. Prior to joining U.S. Industries, Mr. Buccarelli served in various positions with Hanson for approximately eight years including Chief Executive Officer of Hanson Properties North America from 1991 to 1995 and Assistant General Counsel of Hanson Industries.

     Richard C. Rose has been our Vice President, Sales and Marketing since October 2001. Prior to joining Precision, Mr. Rose spent 31 years in the computer industry, most recently as the Sr. Vice President of Sales for Interliant Corporation, and President of Telephonetics, a wholly-owned subsidiary of Interliant. From 1984 through 1996, Mr. Rose was CEO of Dataflex Corporation, a computer integrator and hardware provider for large, diversified end-users throughout the United States. From 1996 through 1998 Mr. Rose was a Vice President with Compucom, the company that purchased Dataflex.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table provides information relating to compensation for our chief executive officer and our four other most highly compensated executive officers whose compensation is required to be disclosed by the rules and regulations of the Securities Exchange Act of 1934. The compensation information for all of the named executive officers for 2000 and 2001 is based on their compensation from us. None of the named executive officers received compensation from us in 1999.


                                                                                                 Long Term
                                                                                             Compensation/Award
                                                                                            ---------------------
                                             Annual Compensation            Other             Shares of Common
                                           -------------------------        Annual            Stock Underlying          All Other
                                             Salary         Bonus        Compensation              Options            Compensation
                                           -----------------------------------------------------------------------------------------
John G. Raos (1)                   2001      $ 262,500      $ 130,000         $--                        --            $  18,410
    President and Chief            2000      $ 119,230      $ 125,000         $--                 1,920,726            $  22,345
    Executive Officer

Frank R. Reilly (1)                2001      $ 226,000      $  80,000         $--                   244,000            $  15,336
    Executive Vice President       2000      $ 104,923      $  80,000         $--                   975,000            $   4,800
    and Chief Financial Officer

Peter J. Statile (1)               2001      $ 226,000      $  80,000         $--                   244,000            $  15,336
    Executive Vice President and   2000      $ 104,923      $  80,000         $--                   975,000            $   4,800
    Chief Operating Officer





Richard A. Buccarelli (2)          2001      $ 167,596      $  50,000         $--                   473,536            $   6,561
    Senior Vice President          2000      $      --      $      --         $--                        --            $      --
    Corporate Development,
    General Counsel and
    Secretary

Robert J. Vander Meulen (3)        2001      $ 160,103      $  25,000         $--                   417,211            $   6,513
    Vice President and Corporate   2000      $      --      $      --         $--                        --            $      --
    Controller


(1) Messrs. Raos, Reilly, and Statile were hired in July 2000. As a result, compensation for 2000 represents five months and twenty-one days of compensation. Bonuses are listed in the year earned, but were paid in the following year.

(2) Mr. Buccarelli was hired in January 2001. As a result, compensation for 2001 represents eleven months and 16 days of compensation. The bonus indicated and $6,000 of all other compensation was earned in 2001 and paid in 2002.

(3) Mr. Vander Meulen was hired on December 30, 2000. No compensation was considered earned in 2000. The bonus indicated was earned in 2001 and paid in 2002.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth select information on options granted for class A equity of LLC or purchase rights to investment units consisting of equal numbers of class A equity and preferred interests in LLC during the fiscal year 2001 pursuant to employment agreements with the executive officers named in the summary compensation table or option grants, approved by the Company's board of directors for the executive officers named in the summary compensation table.

                                                                                                         POTENTIAL REALIZABLE VALUE
                                                                                                         AT ASSUMED ANNUAL RATES OF
                                         INDIVIDUAL GRANTS                                                STOCK PRICE APPRECIATION
                                                                                                               FOR OPTION TERM
------------------------------------------------------------------------------------------------------------------------------------

                                                    PERCENT OF
                                   NUMBER OF       TOTAL OPTIONS
                                   SECURITIES        GRANTED TO      EXERCISE OF
                                   UNDERLYING       EMPLOYEES IN      BASE PRICE
             NAME                OPTIONS GRANTED    FISCAL YEAR(1)     ($/UNIT)     EXPIRATION DATE         5%             10%
             ----                ---------------------------------------------------------------------------------------------------
Frank R. Reilly
   Class A Equity(2)                244,000          10.38%         $     0.3735       7/12/2011         $ 57,314        $145,244
Peter J. Statile
   Class A Equity(2)                244,000          10.38%         $     0.3735       7/12/2011         $ 57,314        $145,244
Richard A. Buccarelli
   Class A Equity(2)                154,561           6.58%         $     0.3735       7/12/2011         $ 36,305        $ 92,004
   Class A Equity(3)                150,000           6.38%         $     0.50         1/14/2011         $ 47,167        $119,531
   Investment Units(5)              168,975           7.19%         $     1.1265       6/30/2001              N/A             N/A
Robert J. Vander Meulen
   Class A Equity(2)                154,561           6.58%         $     0.3735       7/12/2011         $ 36,305        $ 92,004
   Class A Equity(4)                150,000           6.38%         $     0.50         12/21/2010        $ 47,167        $119,531
   Investment Units(5)              112,650           4.79%         $     1.1265       6/30/2001              N/A             N/A
                                                                                                                            --------

------------------

     1. This percentage reflects each option grant as a percentage of the total options granted to employees in fiscal year 2001. Total options include options exercisable for class A investment units of LLC as described above and options exercisable for shares of class B common stock of Holdings.

     2. These options were granted on July 12, 2001 and 50% of the options granted vest on a pro rata basis over a four-year period at a rate of 25.0% per year from the date of grant and 50% of the options granted vest at the end of seven years, subject to pro rata acceleration over a four-year period from the date of grant at a rate of 12.5%, 25.0%, 25.0%, and 25.0% for each of fiscal years 2001, 2002, 2003 and 2004, respectively, and at a rate of 12.5% for the six months ending June 30, 2005 if Precision and Holdings meet certain financial goals determined by Precision's board of directors.

     3. These options were granted on January 14, 2001 and 50% of the options granted vest on a pro rata basis over a four-year period at a rate of 25.0% per year from the date of grant and 50% of the options granted vest at the end of seven years, subject to pro rata acceleration over a four-year period from the date of grant at a rate of 25.0% per year for each of fiscal years 2001, 2002, 2003 and 2004, respectively, if Precision and Holdings meet certain financial goals determined by Precision's board of directors.

     4. These options were granted on December 31, 2000 and 50% of the options granted vest on a pro rata basis over a four-year period at a rate of 25.0% per year from the date of grant and 50% of the options granted vest at the end of seven years, subject to pro rata acceleration over a four-year period from the date of grant at a rate of 25.0% per year for each of fiscal years 2001, 2002, 2003 and 2004, respectively, if Precision and Holdings meet certain financial goals determined by Precision's board of directors.

     5. These options were granted pursuant to each of Mr. Buccarelli's and Mr. Vander Meulen's employment agreements and expired June 30, 2001. The options represented the right to purchase investment units of LLC, consisting of equal numbers of preferred interests and class A equity. Because they expired without being exercised, the potential price appreciation is shown as not applicable.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND LAST FISCAL YEAR-END OPTION VALUES

   The following table sets forth information on option exercises and exercisable options for class A equity of LLC for the year ended December 31, 2001, for each of the named executive officers.

                               SHARES                      NUMBER OF SECURITIES          VALUE OF
                            ACQUIRED ON      VALUE        UNDERLYING UNEXERCISED       UNEXERCISED
           NAME             EXERCISE (#)  REALIZED ($)  OPTIONS AT FISCAL YEAR-END     IN-THE-MONEY
           ----             ------------  ------------  ---------------------------     OPTIONS AT
                                                        EXERCISABLE  UNEXERCISABLE   FISCAL YEAR-END
                                                        -----------  -------------   ---------------
John G. Raos                    ---           ---         713,535       1,208,940          ---
Frank R. Reilly
   Class A Equity               ---           ---         208,625         510,375          ---
Peter J. Statile
   Class A Equity               ---           ---         208,625         510,375          ---
Richard A. Buccarelli
   Class A Equity               ---           ---          56,820         247,741          ---
Robert J. Vander Meulen
   Class A Equity               ---           ---          56,820         247,741          ---


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


COMPENSATION OF DIRECTORS

     On April 13, 2000, our chairman, Mr. Womack was granted options to purchase 250,000 shares of class A equity in LLC as compensation for his services to our Board of Directors. Options to purchase 150,000 shares vested on April 13, 2001 with the remaining options vesting ratably on a monthly basis over a two-year period through April 13, 2003. The options have exercise prices ranging from $0.3735 to $1.1206 per share.

EMPLOYMENT AGREEMENTS

     Each of John G. Raos, President and Chief Executive Officer, Frank R. Reilly, Executive Vice President and Chief Financial Officer, Peter J. Statile, Executive Vice President and Chief Operating Officer, Richard A. Buccarelli, Senior Vice President Corporate Development, General Counsel and Secretary, and Robert J. Vander Meulen, Vice President and Corporate Controller, has entered into an employment agreement with Precision for a two year term. The two year terms are effective July 10, 2000 for each of Messers. Raos, Reilly and Statile, January 15, 2001 for Mr. Buccarelli and December 31, 2000 for Mr. Vander Meulen. The employment agreements provide for annual base salaries in the amount of $250,000, in the case of Mr. Raos, $220,000, for each of Mr. Reilly and Mr. Statile, $175,000 for Mr. Buccarelli and $160,000 for Mr. Vander Meulen which are each subject to annual review. Mr. Raos's employment agreement has been amended to, among other things, raise his annual base salary by $25,000 effective July 1, 2001. In addition, the employment agreements provide for annual cash bonuses of up to 100%, in the case of Mr. Raos, 65%, for each of Mr. Reilly and Mr. Statile, 50% for Mr. Buccarelli and 45% for Mr. Vander Meulen of the executive's then-current annual salary based on their respective performance under our annual bonus plan, the targets of which are adjusted annually by the Compensation Committee.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The members of the compensation committee are Messrs. Womack (Chairman), Gumina, and Detweiler. None of these members has served as an officer or employee of Precision or any of its subsidiaries.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

     The Compensation Committee (the "Committee") of the Board of Directors of Precision Partners, Inc. (the "Company") sets forth its report on executive compensation below. The Committee report documents the components of the Company's executive compensation programs and describes the basis on which fiscal 2001 compensation determinations were made by the Committee with respect to the Company's executive officers, including the executive officers that are named in the compensation tables above.

COMPENSATION PROGRAM COMPONENTS

     The Committee is responsible for setting and monitoring the effectiveness of the compensation provided to the Company's executive officers. In its decision-making, the Committee is guided by a compensation philosophy designed to reward employees for the achievement of business goals. Specific levels of pay and incentive opportunity are determined by the competitive market for executive talent, and, where appropriate, the need to invest in the future growth of the Company. The compensation program, which provides incentives for executive officers to achieve the short-term and long-term goals of the Company, comprises three components: base salary, annual incentive bonus and stock option awards.

     BASE SALARY - Base pay levels are largely determined through comparisons with companies of similar size. Actual salaries are based on individual performance contributions for each position that is established through job evaluation and competitive comparisons. Each of the named executives has an employment agreement that provides for a minimum annual salary.

     ANNUAL INCENTIVE BONUS - On an annual basis, the Committee establishes target performance levels to be used as the basis for determining incentive bonuses. Each of the named executives has an employment agreement that provides for an annual cash bonus up to a certain percentage of their base salary based upon their performance under the Company's bonus plan. The Committee considers the attainment of pre-established performance targets and other circumstances in determining actual bonuses earned.

     STOCK OPTION AWARDS - The Committee strongly believes that by providing executives an opportunity to own shares of stock in affiliates of the Company, the best interests of shareholders and executives will be closely aligned. Therefore, all executives are eligible to receive stock options from time to time, giving them the right to purchase shares of common stock of the Company's direct parent, Precision Partners Holding Company, or its indirect parent, Precision Partners, L.L.C. at a specific price in the future. The employment agreements of each of the named executives also provides for stock option grants with vesting dependent on the passage of time and performance. Additional stock options granted to any one executive officer is determined at the discretion of the Committee based on the accomplishments of such executive, his length of service with the Company, the extent of prior awards received by such officer, the relative value as well as the exercise price of such awards, and competitive practices.

DISCUSSION OF 2001 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

     The Committee meets with the Chief Executive Officer to evaluate his performance. For fiscal 2001, Mr. Raos' incentive compensation was based on the Committee's evaluation regarding his overall performance based on both quantitative and qualitative objectives, as set by the Board at the start of the fiscal year, as well as other circumstances over the course of the year.

     The Compensation Committee of the Board of Directors has provided this report.

                             Respectfully submitted,

                             Robert R. Womack, Compensation Committee Chair Richard D. Detweiler, Compensation Committee Member William J. Gumina, Compensation Committee Member


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of our outstanding common stock is owned by Holdings. LLC owns approximately 99.73% of Holdings' common stock. The remaining Holdings' common stock is owned by current and former non-executive employees of our company. The following table sets forth information regarding beneficial ownership of the voting equity interests in LLC as of March 18, 2002 held by:

     o each person or group believed by us to beneficially own more than 5% of our common stock;

     o our directors, chief executive officer, and four other most highly compensated executive officers; and

     o    all our directors and executive officers as a group.

     Under the rules and regulations of Regulation S-K under the Securities Act, beneficial ownership is calculated in accordance with Rule 13d-1 under the Exchange Act. Under these rules, the term includes not only shares owned by a person or group, but also shares over which the person or group exercises voting and/or investment power. In accordance with these rules, for the purpose of computing the beneficial ownership of each person or group listed in this table, any shares not outstanding which are subject to options or warrants exercisable as of, or within 60 days after, March 18, 2002 have been deemed to be outstanding and owned by such person or group, but have not been deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person. The applicable percentage ownership for LLC's voting equity interests set forth below is based on 43,783,611 Class A equity interests and 28,512,339 Class B equity interests outstanding as of March 18, 2001, each of which interests entitles the holder thereof to one vote. Except as otherwise noted, we believe that each of the holders listed below has sole voting and investment power over the shares beneficially owned by them and addresses are in care of our company.

                                                               NUMBER AND CLASS OF VOTING      PERCENT OF VOTING
                                                                    EQUITY INTEREST            EQUITY INTERESTS
NAME OF BENEFICIAL OWNER                                           BENEFICIALLY OWNED          BENEFICIALLY OWNED
------------------------                                           ------------------          ------------------

DIRECTORS AND EXECUTIVE OFFICERS:
John G. Raos (1)                                                 3,390,606 Class A                   4.6%
Frank R. Reilly (2)                                                208,625 Class A                     *
Peter J. Statile (2)                                               208,625 Class A                     *
Richard A. Buccarelli (2)                                           56,820 Class A                     *
Robert J. Vander Meulen (2)                                         56,820 Class A                     *
John F. Megrue (3)                                              31,077,272 Class A                  75.4%
                                                                23,436,154 Class B
William J. Gumina                                                          --                         --
Richard W. Detweiler (4)                                         7,422,396 Class A                   15.0%
                                                                 3,432,154 Class B
Robert R. Womack (5)                                               218,097 Class A                      *
                                                                   175,517 Class B
David W. M. Harvey (6)                                             388,000 Class A                      *

All directors and executive officers as a group (11 persons)    43,041,206 Class A                   95.0%
                                                                27,043,825 Class B

5% HOLDERS:
Precision Partners Investment Fund, L.L.C. (3)(4)               38,499,668 Class A                   90.4%
                                                                26,868,308 Class B


*Less than 1%.

     (1)  Includes 713,535 shares issuable upon the exercise of options.

     (2) All of these executive officers' shares are issuable upon the exercise of options.

     (3) Includes (i) 30,370,511 Class A equity interests and 22,976,622 Class B equity interests beneficially owned by SKM Equity Fund II, L.P. and
          (ii) 706,761 Class A equity interests and 459,532 Class B equity interests beneficially owned by SKM Investment Fund II, in each case through Precision Partners Investment Fund, L.L.C. SKM Partners, L.P. is the general partner of each of these funds and Saunders Karp & Megrue Partners, L.L.C. is the general partner of SKM Partners, L.P. John F. Megrue, Thomas A. Saunders III and Allan W. Karp are the members of the management committee of Saunders Karp & Megrue Partners, L.L.C. and therefore may be deemed to have beneficial ownership of the equity interests shown as being beneficially owned by SKM Equity Fund II, L.P. and SKM Investment Fund II. Messrs. Megrue, Saunders and Karp disclaim beneficial ownership of such equity interests, except to the extent that any of them has a limited partnership interest in SKM Investment Fund II. The address of the two SKM funds and Messrs. Megrue, Saunders and Karp is 262 Harbor Drive, Stamford, CT 08902.

     (4) Includes (i) 5,549,464 Class A equity interests beneficially owned by Carlisle Precision Partners I, L.P., (ii) 1,872,396 Class A equity interests and 3,432,156 Class B equity interests beneficially owned by Carlisle Precision Partners II, L.P. and (iii) a de minimus number of Class A equity interests, less than 1/1000 of 1%, beneficially owned by Carlisle Group, L.P., in each case through Precision Partners Investment Fund, L.L.C. Carlisle Group, L.P. is the general partner of Carlisle Precision Partners I, L.P. and Carlisle Enterprises, L.L.C. is the general partner of Carlisle Group, L.P. and Carlisle Precision Partners II, L.P. Dennis A. Dunn, James S. Carlisle, Richard W. Detweiler, David L. Canedo and Dale L. Ziegler are the members of Carlisle Enterprises L.L.C. and therefore may be deemed to have beneficial ownership of the equity interests owned by the three Carlisle funds. Messrs. Dunn, Carlisle, Detweiler, Canedo and Ziegler disclaim beneficial ownership of such equity interests, except to the extent that any of them has a limited partnership interest in any of the Carlisle funds. The address of the three Carlisle funds and Messrs. Dunn, Carlisle, Detweiler, Canedo and Ziegler is 7777 Fay Avenue, #200, La Jolla, CA 92037.

     (5)  Includes 204,167 shares issuable upon the exercise of options.

     (6) Includes 388,000 Class A equity interests owned by Harvey Equity Partners, L.L.C. David W.M. Harvey is a member of Harvey Equity Partners, L.L.C. and therefore may be deemed to have beneficial ownership of these equity interests. Mr. Harvey disclaims beneficial ownership of such equity interests, except to the extent he has any membership interest in Harvey Equity Partners, L.L.C. The address of Harvey Equity Partners, L.L.C. and Mr. Harvey is 2020 Main Street, Suite 900, Irvine, CA 92614.

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

     We may from time to time engage in certain transactions with related parties and affiliates that include, among other things:

     o    business arrangements;

     o    lease arrangements for certain manufacturing facilities and offices;
          and

     o the payment of fees or commissions for the transfer of manufacturing by one operating company to another.

     The indenture governing the outstanding notes generally requires that these types of transactions be on terms no less favorable to the applicable subsidiary or us than those that could be obtained on an arms' length basis from third parties. However, we cannot provide you with any assurance that such transactions will not adversely affect our business, financial condition or results of operations. Precision, from time to time, pays fees and expenses incurred by Holdings or LLC in connection with Precision's operations. Such costs paid on behalf of Holdings and LLC for the year ended December 31, 2001 were immaterial.

     Precision Partners Holding Company, on behalf of itself and its affiliates including Precision, has agreed to pay Saunders Karp & Megrue and Carlisle, investors in LLC, an annual monitoring fee. Those monitoring fees totaled $0.3 million in each of 2000 and 1999. We pay certain business registration fees, taxes and other costs on behalf of Holdings and LLC. Such costs paid on behalf of Holdings and LLC for the year ended December 31, 2001 were approximately $16,000 and less than $1,000 respectively.

     For the year ended December 31, 2000, Precision accrued $0.2 million of such fees on behalf of Holdings, and we have a receivable for that amount classified in other assets as of December 31, 2000. Such costs paid on behalf of LLC for the year ended December 31, 2000 were less than $1,000. In accordance with its advisory agreement with Harvey, Precision paid certain fees totaling $30,000 to Harvey in 2000 in connection with the performance of Mid State.

     The current terms of our credit facilities prohibit payments of fees to Saunders Karp & Megrue and Carlisle; however, the accrual of such fees is permitted. Such fees accrued in 2001 totaled $0.3 million. Amounts accrued and paid in both 2000 and 1999 were $0.3 million.

     In accordance with an Amended and Restated Lease between the Mid State and its president and his spouse dated September 30, 1998, Mid State leases its main plant, located in Winslow, Maine from its president and his spouse. The initial term of the lease expires September 30, 2003, but Mid State has the right and option to extend the lease for four 5-year extension terms. The monthly rent expense for the facility totals $23,688 and the amount paid to the president of Mid State and his spouse under this lease agreement was approximately $0.3 million in each of 2001, 2000 and 1999.

     In accordance with an Industrial Lease between Gillette and the Testamentary Trust of Frank P. Gillette ("Trust") dated August 31, 1999, Gillette leases its plant, located in Rochester, New York from the Trust of Frank P. Gillette. The father of Darren Gillette, an officer of certain of our subsidiaries, is a direct beneficiary of this trust. The initial term of lease expires August 31, 2009, but Gillette has the right and option to extend the lease for two 5-year extension terms. The monthly rent expense for this facility totals $23,536.50, and the amount paid to the Trust under this lease agreement in 2001, 2000 and 1999 was approximately, 0.3 million, 0.3 million and 0.1 million, respectively.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT

     Our financial statements, and the report of our independent auditors thereon, are included in this Report beginning at page F-1. See the index included on page F-1.

(b) REPORTS ON FORM 8-K

     (i) Current Report on Form 8-K filed by Precision Partners, Inc. on December 20, 2001 reporting as to Item 5 and Item 7.

     (ii) Current Report on Form 8-K filed by Precision Partners, Inc. on January 9, 2002 reporting as to Item 5 and Item 7.

     (iii) Current Report on Form 8-K filed by Precision Partners, Inc. on January 14, 2002 reporting as to Item 5 and Item 7.

     (iv) Current Report on Form 8-K filed by Precision Partners, Inc. on February 6, 2002 reporting as to Item 5 and Item 7.

(c)   EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBIT
------     ----------------------

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

10.1* Credit Agreement, dated as of February 1, 2002 among (a) Precision Partners, Inc., the guarantors and lenders named therein, General Electric Capital Corporation, a New York corporation (in its individual capacity, "GE Capital"), for itself, as Lender, and as Agent for Lenders, General Electric Capital Corporation, as Revolving Credit Agent, Ableco Finance LLC, as Lender, and the other Lenders from time to time party hereto.

10.2* Master Lease Agreement, dated as of February 1, 2002 , between General Electric Capital Corporation, for itself as Lessor and as agent for Lessors, and Galaxy Industries Corporation, Mid State Machine Products, Nationwide Precision Products Corp., General Automation, Inc., an Illinois corporation, Certified Fabricators, Inc., Gillette Machine & Tool Co., Inc, Galaxy Precision Products Corp., and Precision Partners, Inc.

10.3* Guaranty (this "Guaranty"), dated as of February 1, 2002, by and between Precision Partners Holding Company, a Delaware corporation ("Guarantor"), and General Electric Capital Corporation, a New York corporation, individually and as agent (in such capacity, "Agent") for the lenders from time to time signatory to the Credit Agreement.

10.4* Security Agreement, dated as of February 1, 2002, by and between Precision Partners Inc., a Delaware corporation ("Precision"), its subsidiaries as identified in the Credit Agreement (the "Subsidiaries"); Precision Partners Holding Company (the "Guarantor"; together with Precision and the Subsidiaries, the "Grantors"), and General Electric Capital Corporation, a New York corporation, as agent (in such capacity, "Agent") for the lenders from time to time signatory to the Credit Agreement.

10.5* Stock Pledge Agreement, dated as of February 1, 2002 (together with all amendments, if any, from time to time hereto, this "Agreement") is between Precision Partners, Inc., a Delaware corporation (the "Pledgor") and General Electric Capital Corporation, in its capacity as agent (together with any successor thereto appointed pursuant to the Credit Agreement, as hereinafter defined, the "Agent") for the lenders from time to time party to the Credit Agreement.

10.6 General Electric Gas Turbine Systems Source Operation Agreement dated December 1, 1998 by and between General Electric and Mid State (filed as Exhibit 10.3 to the Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

10.7 Purchase Agreement dated October 26, 1999 between Caterpillar Inc. and Galaxy (filed as Exhibit 10.4 to the Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

10.8 Purchase Agreement dated February 1, 2000 between Dana Corporation -- Spicer Heavy Axle & Brake Division and Nationwide (filed as Exhibit
           10.5 to the Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

10.9 Employment Agreement dated as of July 10, 2000 between John G. Raos and Precision Partners, Inc. (incorporated by reference to exhibit
           10.15 to the registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2000).

10.10 Amendment No. 1 to Employment Agreement dated as of July 10, 2000 between John G. Raos and Precision Partners, Inc. (incorporated by reference to exhibit 10.16 to the registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2000).

10.11 Amendment No. 2 to Employment Agreement dated as of July 10, 2000 between John G. Raos and Precision Partners, Inc. (incorporated by reference to exhibit 10.17 to the registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2000).

10.12* Amendment No. 3 to Employment Agreement dated as of July 10, 2000 between John G. Raos and Precision Partners, Inc.

10.13* Amendment No. 4 to Employment Agreement dated as of July 10, 2000 between John G. Raos and Precision Partners, Inc.

10.14 Employment Agreement dated as of July 10, 2000 between Frank R. Reilly and Precision Partners, Inc. (incorporated by reference to exhibit 10.18 to the registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2000).

10.15 Amendment No. 1 to Employment Agreement dated as of July 10, 2000 between Frank R. Reilly and Precision Partners, Inc. (incorporated by reference to exhibit 10.19 to the registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2000).

10.16 Employment Agreement dated as of July 10, 2000 between Peter J. Statile and Precision Partners, Inc. (incorporated by reference to exhibit 10.20 to the registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2000).

10.17 Amendment No. 1 to Employment Agreement dated as of July 10, 2000 between Peter J. Statile and Precision Partners, Inc. (incorporated by reference to exhibit 10.21 to the registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2000).

10.18* Employment Agreement dated as of January 15, 2001 between Richard A. Buccarelli and Precision Partners, Inc.

10.19* Amendment No. 1 to Employment Agreement dated as of January 15, 2001 between Richard A. Buccarelli and Precision Partners, Inc.

10.20* Employment Agreement dated as of December 31, 2000 between Robert J. Vander Meulen and Precision Partners, Inc.

10.21* Amendment No. 1 to Employment Agreement dated as of December 31, 2000 between Robert J. Vander Meulen and Precision Partners, Inc.

21.1 List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Registration Statement on Form S-4 (file no. 333-33438), as amended, originally filed on March 28, 2000 and incorporated herein by reference).

 ---------------

*     Filed herewith.

INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE
                                                                             NO.
CONSOLIDATED FINANCIAL STATEMENTS OF PRECISION PARTNERS, INC.

Report of Independent Auditors, Ernst & Young LLP........................... F-2
Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000... F-3 Consolidated Statements of Operations for the
  years ended December 31, 2001, 2000 and 1999.............................. F-4
Consolidated Statements of Stockholder's Equity for the years ended
  December 31, 2001, 2000 and 1999.......................................... F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999.......................................... F-6
Notes to Consolidated Financial Statements.................................. F-7

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Precision Partners, Inc.

     We have audited the accompanying consolidated balance sheets of Precision Partners, Inc. (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Partners, Inc. as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



MetroPark, New Jersey                             /s/ ERNST & YOUNG LLP
March 21, 2002

                            Precision Partners, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except for share data)


                                                             DECEMBER 31,
                                                       ------------------------
                                                          2001           2000
                                                       ---------      ---------
ASSETS
Current assets
   Cash and cash equivalents                           $  11,144      $      --
   Trade accounts receivable less allowance
       for doubtful accounts of $739 at December
       31, 2001 and $590 at December 31, 2000             18,465         22,043
   Inventories                                            13,813         18,635
   Deferred income taxes                                      --          1,634
   Assets held for sale                                    2,825             --
   Other current assets                                      696          1,078
                                                       ---------      ---------
TOTAL CURRENT ASSETS                                      46,943         43,390
Property, plant, and equipment, at cost, net              64,971         86,214
Goodwill, net                                             67,700         71,661
Other assets                                               6,056          6,086
                                                       ---------      ---------
TOTAL ASSETS                                           $ 185,670      $ 207,351
                                                       =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                    $  13,929      $  15,429
   Accrued expenses                                       13,219         12,324
   Income taxes payable                                    1,130            922
   Customer advances                                       3,853          1,616
   Current portion of long term debt                       1,305          7,975
   Other current liabilities                               1,401            132
                                                       ---------      ---------
TOTAL CURRENT LIABILITIES                                 34,837         38,398
Long term debt, less current portion                     148,645        141,860
Non-current deferred income taxes                            212          1,846

Commitments and contingencies

Stockholder's equity:

   Common  stock,  $.01 par  value; 100 shares
       authorized, issued and outstanding                     --             --
   Additional paid in capital                             48,076         48,056
   Accumulated deficit                                   (46,100)       (22,809)
                                                       ---------      ---------
TOTAL STOCKHOLDER'S EQUITY                                 1,976         25,247
                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $ 185,670      $ 207,351
                                                       =========      =========

    See accompanying notes

                            Precision Partners, Inc.
                      Consolidated Statements of Operations
                                 (in thousands)




                                        YEAR ENDED    YEAR ENDED    YEAR ENDED
                                       DECEMBER 31,    DECEMBER 31  DECEMBER 31,
                                           2001           2000          1999
                                       -------------- ------------ -------------

Net sales                                   $ 181,203    $ 169,976    $ 123,188

Cost of sales                                 151,279      135,671       93,434

Restructuring charges and impairment            5,219        4,270           --
  of long-lived assets                      ---------    ---------    ---------

GROSS PROFIT                                   24,705       30,035       29,754

Selling, general and administrative            28,941       31,960       24,840
  expenses
Restructuring charges and impairment            1,315        2,501           --
  of long-lived assets                      ---------    ---------    ---------

OPERATING (LOSS) INCOME                        (5,551)      (4,426)       4,914

Interest income                                   123           46          245
Interest expense                              (17,517)     (16,572)     (12,812)
Other (expense) income, net                      (346)        (737)           8
                                            ---------    ---------    ---------

LOSS BEFORE INCOME TAXES                      (23,291)     (21,689)      (7,645)

Benefit for income taxes                           --        4,790        2,130
                                            ---------    ---------    ---------

NET LOSS                                    $ (23,291)   $ (16,899)   $  (5,515)
                                            =========    =========    =========

See accompanying notes

                            Precision Partners, Inc.
               Consolidated Statements of Stockholder's Equity
                                 (in thousands)



                                                           ADDITIONAL
                                             COMMON          PAID IN       ACCUMULATED
                                              STOCK          CAPITAL         DEFICIT         TOTAL
                                          --------------  --------------  -------------- ---------------
BALANCE AT JANUARY 1, 1999                 $    --           $ 32,000        $   (395)       $ 31,605
Capital contributions                           --             10,042              --          10,042
Net loss                                        --                 --          (5,515)         (5,515)
                                           -------           --------        --------        --------
BALANCE AT DECEMBER 31, 1999                    --             42,042          (5,910)         36,132
Capital contributions                           --              6,014              --           6,014
Net loss                                        --                 --         (16,899)        (16,899)
                                           -------           --------        --------        --------
BALANCE AT DECEMBER 31, 2000                    --             48,056         (22,809)         25,247
Capital contributions                           --                 20              --              20
Net loss                                        --                 --         (23,291)        (23,291)
                                           -------           --------        --------        --------
BALANCE AT DECEMBER 31, 2001               $    --           $ 48,076        $(46,100)       $  1,976
                                           =======           ========        ========        ========

    See accompanying notes

                            Precision Partners, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)



                                                                YEAR ENDED        YEAR ENDED         YEAR ENDED
                                                               DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
                                                                   2001             2000                1999
                                                              ----------------  ------------------  ----------
OPERATING ACTIVITIES
Net loss                                                        $ (23,291)         $ (16,899)         $  (5,515)
Adjustments to reconcile net loss to net cash provided by
   provided by operating activities:
   operating activities:
      Depreciation                                                 15,056             11,718              8,525
      Amortization of goodwill                                      3,961              4,044              3,314
      Amortization of debt issue costs                                870              1,125              1,051
      Amortization of covenant not to compete                          --                933                 67
      Impairment of long-lived assets                               5,344              6,771                 --
      Loss on disposal of fixed assets                                391                877                 --
      Deferred income taxes                                            --             (6,302)            (1,510)
      Changes in operating assets and liabilities, net of
     acquisitions:
           Trade accounts receivable                                3,578              1,570             (5,531)
           Inventories                                              4,822               (231)            (4,345)
           Other current assets                                       382                838             (7,190)
           Other assets                                               240              5,842               --
           Accounts payable                                        (1,500)             7,726              1,551
           Accrued expenses                                           895                918              7,553
           Income taxes payable                                       208                (92)              (192)
           Customer advances                                        2,237             (3,084)                --
           Other current liabilities                                1,269             (2,939)             7,620
                                                                ---------          ---------          ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          14,462             12,815              5,398

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment                 2,541                618                 --
Purchases of property, plant and equipment                         (4,914)           (33,139)           (10,260)
Acquisition of subsidiaries, net of cash                               --               (206)          (111,277)
Proceeds from note receivable, stockholder                             --                 --                 90
                                                                ---------          ---------          ---------
NET CASH USED IN INVESTING ACTIVITIES                              (2,373)           (32,727)          (121,447)

FINANCING ACTIVITIES
Proceeds from revolving line of credit                             41,682             60,804             14,300
Repayment of borrowings from revolving line of credit             (32,936)           (64,539)            (3,100)
Repayment of long term debt                                        (8,631)            (1,817)              (250)
Proceeds from long term debt                                           --             20,771            100,000
Contribution of capital                                                20              6,014             10,042
Payment of debt issue costs                                        (1,080)            (1,634)            (5,593)
                                                                ---------          ---------          ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (945)            19,599            115,399
                                                                ---------          ---------          ---------

Net increase (decrease) in cash and cash equivalents               11,144               (313)              (650)
Cash and cash equivalents, beginning of period                         --                313                963
                                                                ---------          ---------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  11,144          $      --          $     313
                                                                =========          =========          =========

SUPPLEMENTARY INFORMATION FOR THE STATEMENT OF CASH FLOWS:
Interest payments                                               $  17,152          $  15,005          $   7,897
Income tax (refunds) payments                                   $    (208)         $   1,604          $     547
Non-cash investing and financing activities - purchase of
    software under financing agreements                         $      --          $      68          $     344

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Precision Partners, L.L.C. ("LLC") was formed on September 9, 1998 for the purpose of acquiring and operating companies in the business of manufacturing and supplying precision-machined parts, tooling and assemblies for original equipment manufacturers.

     On September 30, 1998, investors contributed approximately $32 million of capital to LLC which was then contributed by LLC to two wholly-owned subsidiaries, Mid State Acquisition Corp. and Galaxy Acquisition Corp., which were established to acquire all of the outstanding capital stock of Mid State Machine Products ("Mid State") and Galaxy Industries Corporation ("Galaxy") on September 30, 1998 (Mid State and Galaxy, collectively the "1998 Acquisitions"). The purchase price, including transaction expenses, was approximately $54,725,000 and was financed by the proceeds of the contributed capital and borrowings under LLC's credit facilities. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed in accordance with the purchase method of accounting.

     In February 1999, Precision Partners, Inc. ("Precision" or the "Company") was formed as a wholly-owned subsidiary of Precision Partners Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of LLC. On March 19, 1999, as part of a reorganization, LLC contributed to Precision, through Holdings, its investments and related assets in Galaxy, Mid State and Precision Partners Management Corporation ("Management Corporation"), which comprised substantially all of the assets of LLC ("the 1999 Reorganization"). Simultaneous with this reorganization, Precision issued $100,000,000 of 12% Senior Subordinated Notes (the "Notes") in order to purchase all of the issued and outstanding capital stock of Certified Fabricators, Inc. and its sister company Calbrit Design, Inc. (together, "Certified") and to purchase substantially all of the assets and assume certain liabilities of General Automation, Inc. ("General Automation") and Nationwide Precision Products Corp. ("Nationwide"). Also, on September 1, 1999, Precision purchased all of the issued and outstanding capital stock of Gillette Machine & Tool Co., Inc. ("Gillette") using existing cash and borrowings under Precision's then outstanding credit facilities. The acquisitions of Certified, General Automation, Nationwide, and Gillette are referred to collectively as the "1999 Acquisitions."

     The 1999 Acquisitions were financed through the net proceeds of the issuance of the Notes, together with borrowings under Precision's then outstanding credit facilities, an equity contribution of approximately $10,000,000 and available cash. The total purchase price, including transaction expenses, was approximately $116,593,000. The purchase price was allocated to estimated fair value of the assets acquired and liabilities assumed in accordance with the purchase method of accounting.

     The excess of the purchase price over the net fair value of the assets acquired in the 1998 Acquisitions and the 1999 Acquisitions was allocated to goodwill, which is being amortized over 20 years.

     In connection with certain transactions described in Note 6, capital contributions of $6.0 million were made to LLC by investors in 2000 bringing the aggregate capital contributed to $48.1 million. LLC contributed this capital through Holdings to Precision.

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

     All significant inter-company balances and transactions have been eliminated in consolidation.

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

     The Company's unaudited pro forma revenues and net loss for 1999, after giving effect to the 1999 Acquisitions, as if each such acquisition had occurred on January 1, 1999, were $149.7 million and $3.7 million, respectively.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the actual amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains any excess cash in bank demand deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with respect to cash.

     The Company is dependent on a small group of customers. During the years ended December 31, 2001, 2000 and 1999, respectively, 58.1%, 49.6% and 40.7% of the Company's sales were to three customers. As of December 31, 2001 and 2000, the Company's receivables from these three customers were approximately $9.2 million and $6.9 million, respectively. The Company routinely assesses the financial strength of its customers. The Company does not require collateral or security for these receivables. However, in certain circumstances the Company receives advances from these customers.

CASH EQUIVALENTS

     Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less which are readily convertible into cash.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments consisting of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities are stated at expected settlement amounts which approximate fair value. The carrying amounts of debt under our credit facilities and capital lease obligations under our master lease agreement approximate fair value due to their variable rate interest features. The carrying amount of the Notes is $100 million, but we believe that the fair value of the Notes is substantially below the carrying value. Because the Notes are held by a limited number of institutional investors and are not actively traded among those investors or the general public, we are unable to accurately determine the current fair value of the Notes. The last trade of the Notes known to management took place in June 2001 at approximately 47% of face value; however, other trades may have occurred that management is not aware of.

INVENTORIES

     Inventories are stated at the lower of cost or market under the first-in, first-out method.

DEBT ISSUE COSTS

     The Company incurred costs related to obtaining debt financing. These costs have been capitalized and are being amortized over the term of the related debt. Precision has capitalized $7.6 million of costs related to the credit facilities outstanding as of December 31, 2001 and the issuance of the Notes. As of December 31, 2001, the accumulated amortization of those costs totaled $2.7 million. See note 6 for information regarding the refinancing of our credit facilities subsequent to December 31, 2001 and the related treatment of the debt issue costs.

DEPRECIATION AND AMORTIZATION

     Buildings, machinery and equipment, and furniture and fixtures are depreciated using either the straight line or declining balance method over the estimated useful life of the individual asset. The lives are five to seven years on furniture and fixtures, five to ten years for machinery and equipment and forty years for buildings and improvements. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated service lives or the terms of the related leases.

LONG-LIVED ASSETS

     The Company accounts for its long-lived assets under Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recognized for long-lived assets, including goodwill, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Indicators of impairment may include, but are not limited to, continuing or forecasted operating or cash flow losses, a significant change in the manner an asset is used or a significant decrease in the market value of an asset. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

GOODWILL

    Goodwill represents the excess of cost over the fair market value of net assets acquired and is being amortized on a straight-line basis over 20 years. Accumulated amortization was $11.8 million and $7.8 million as of December 31, 2001 and 2000, respectively. See Note 7.

SEGMENTS

    The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which the Company adopted during 1998. This statement changed the way that companies report information about operating segments in financial statements, and in accordance with this Statement, the Company determined that it has one reportable segment.

ADVERTISING COSTS

     Advertising costs are expensed as incurred and amounted to approximately $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

REVENUE RECOGNITION

     Sales are recorded when products are shipped to customers.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company, as required, will apply SFAS No. 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of the SFAS No. 142 is expected to result in a reduction of amortization expense of approximately $4.0 million in 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 by June 30, 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. Based on the reduction in earnings at certain of our operations since their acquisition, it is possible that impairments will exist when these operations are evaluated under the new guidance of SFAS No. 142. However, the Company has not yet completed its initial testing and therefore has not yet determined what the effect of these tests will be on its earnings and financial position.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The statement requires companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon the completion of construction or shortly thereafter. This statement is not expected to have a material effect on the Company.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS No. 144 as of January 1, 2002 and it has not determined the effect, if any, the adoption of the Statement will have on the Company's financial position or results of operations.

3.  INVENTORIES

     Inventories consist of the following at December 31:

                                               2001                 2000
                                           --------------       --------------
                                                      (In thousands)

        Raw materials                         $ 4,608              $ 4,061
        Work in process                         6,309               10,443
        Finished goods                          3,407                4,350
                                           ---------------      --------------
                                               14,324               18,854
        Less reserves for obsolescence            511                  219
                                           --------------       --------------
                                             $ 13,813             $ 18,635

4.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, which are valued at cost, consists of the following at December 31:

                                                     2001           2000
                                                  -----------    -----------
                                                       (In thousands)

  Land, buildings and improvements                   $   ---        $ 4,774
  Leasehold improvements                                 962          2,139
  Machinery and equipment                             90,039         97,814
  Furniture, fixtures and other                        3,333          3,385
                                                  -----------    -----------
                                                      94,334        108,112
  Less accumulated depreciation and amortization      29,363         21,898
                                                  -----------    -----------
                                                     $64,971        $86,214
                                                  ===========    ===========


5.  ACCRUED EXPENSES

      Accrued expenses consist of the following at December 31:

                                                         2001           2000
                                                      -----------    -----------
                                                           (In thousands)

       Accrued interest                                  $ 4,147        $ 4,662
       Accrued bonuses                                     3,390          3,180
       Accrued payroll and other employee expenses         1,771          1,785
       Accrued trade payables                              1,052            688
       Accrued professional fees                             839            583
       Other                                               2,020          1,426
                                                      -----------    -----------
                                                         $13,219        $12,324
                                                      ===========    ===========

6.  DEBT

     Long-term debt consists of the following at December 31:

                                                                                         2001               2000
                                                                                     --------------    ---------------
                                                                                              (In thousands)
Precision Partners, Inc. 12% Senior Subordinated Notes due 2009, interest due
    semiannually on March 15 and September 15 commencing on September 15, 1999.           $100,000           $100,000

Term loan payable to a bank group, due in quarterly principal installments plus interest at a variable rate (10.63% as of December 31, 2001), maturing March
    31, 2005, secured by a first priority lien in all assets and property of
    Precision and its subsidiaries, except those assets secured by General
    Electric Capital Corporation in which the bank group has a second priority lien. Quarterly principal installments of $805,000 began on June 30, 2000, and increased to $920,000 on June 30, 2001, and will increase to $1,150,000 on June 30, 2002, $1,380,000 on June 30, 2003, and $1,495,000 on June
    30, 2004.                                                                               16,364             21,390

Revolving line of credit with a limit of $16.2 million payable to a bank group, maturing March 31, 2005, secured by a first priority lien in all assets and property of Precision and its subsidiaries, except those assets secured by
    General Electric Capital Corporation in which the bank group has a second priority lien. Advances under the line are available based upon 85% of eligible accounts receivable and 50% of eligible inventories. Interest is charged at a variable rate (8.44% as of December 31, 2001 and there is a
    commitment fee of 0.5% per year based on the unused portion of the line,                16,211              7,465
    payable quarterly.

Term loan payable to General Electric Capital Corporation, due in monthly principal installments of $288,484 plus interest at a variable rate (6.14%
    as of December 31, 2001), maturing December 31, 2005, subject to a 12-month extension, at the Borrower's election, if no default or event of default has occurred or is continuous at the time the extension becomes effective, secured by a first priority lien in all equipment financed by the term loan and a second priority lien in all other assets and property of Precision
    and its subsidiaries (other than Certified and Gillette).                               17,309             20,771

Other                                                                                           66                209
                                                                                     --------------    ---------------
                                                                                           149,950            149,835
Less current portion (after refinancing - see below)                                         1,305              7,975
                                                                                     --------------    ---------------
                                                                                          $148,645          $ 141,860
                                                                                     ==============    ===============

     In the fourth quarter of 2001, the Company was unable to comply with certain financial covenants of its credit facilities and master lease agreement. The lenders agreed to waive these covenant defaults through the completion of the refinancing discussed below.

     On February 1, 2002, Precision entered into a new credit agreement and a new master lease agreement (to be accounted for as a capital lease). Funding took place on February 4, 2002. A portion of the proceeds from the new credit agreement, along with available cash, were utilized to repay in full the senior debt previously outstanding and costs and expenses related to the refinancing, while the new master lease agreement was used to refinance all obligations under the Company's previous master lease agreement (accounted for as an operating lease). The remainder of the proceeds and availability under the new credit agreement will be used as needed for working capital and other general corporate purposes.

     The new credit agreement consists of a $44.050 million term loan that has been fully drawn and a $25.0 million revolving credit facility. The term loan amortizes over 47 months with quarterly principal payments of 2.5% of the original principal amount in each of quarters three through twelve, 5.0% in each of quarters thirteen through fifteen and 60.0% in quarter sixteen. The first principal payment is due October 1, 2002. Interest on the term loan is payable at an annual rate of LIBOR plus a margin of 5.00%, subject to a minimum interest rate of 10.00% through December 31, 2002, increasing to 11.00% through December 31, 2004 and to 12.00% thereafter.

     The revolving credit facility is for a term of 47 months. Borrowings under this facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory, each as defined in the new credit agreement, and subject to other eligibility requirements and reserves as per the new credit agreement. In certain instances, borrowings under the revolving credit facility can be further restricted due to limitations on Permitted Indebtedness as defined in the indenture related to the Notes. Interest on the revolving credit facility is payable at an annual rate of either LIBOR plus a margin of 3.25% or the lender's index rate plus a margin of 1.75%, at Precision's option. There is also an unused facility fee payable at an annual rate of 0.50% on any unused portion of the revolving credit facility. At closing, there were no funds drawn or borrowings outstanding under the revolving credit facility.

     The new master lease agreement has a principal balance of $5.950 million and amortizes over 47 months with principal and interest payable as described above for the new term loan. This lease will be accounted for as a capital lease.

     If Precision's Consolidated Senior Leverage Ratio (as defined in the new credit agreement) exceeds certain predetermined levels, then Precision's borrowing rate will increase 200 basis points on an in-kind basis over the otherwise applicable annual rate on the term loan and the revolving credit facility. Such in-kind amounts would be payable at the maturity date of the new credit agreement, so long as Precision is not otherwise in default. If Precision has a continuing Event of Default, as defined in the new credit agreement, our borrowing rate will increase 200 basis points over the otherwise applicable annual rates under both the new credit and master lease agreements.

     The lenders have the right to syndicate the revolving credit facility. The lenders also have the right to adjust the pricing and structure of the revolving credit facility whether or not it is eventually syndicated to a third party or held by one or both of the current lenders. Pricing changes of up to 300 basis points on inventory advances and up to 100 basis points on other advances are permitted. Changes to the structure could include, without limitation, adjusting advance rates, eligibility requirements and reserve requirements, going from a consolidated borrowing base to individual company borrowing bases and/or reducing the term of each of the credit facilities to three years.

     The lenders have a fully perfected first priority security interest in substantially all existing and after-acquired assets of Precision and its subsidiaries (other than inter-company debt). Precision and each of its principal subsidiaries are borrowers under the new credit agreement and each borrower guarantees the obligations of every other borrower. Precision's immediate parent, Precision Partners Holding Company, also guarantees the new credit agreement. Precision is subject to certain financial ratio covenants under the new credit and master lease agreements including, but not limited to, maximum Consolidated Senior Leverage Ratio, minimum Consolidated Senior Interest Coverage Ratio, minimum Consolidated Total Interest Coverage Ratio, minimum Consolidated Fixed Charge Coverage Ratio and maximum Capital Expenditures. There are mandatory repayment obligations related to certain asset dispositions, sales of equity and a portion of any excess cash flow, as defined. Under certain circumstances, prepayments on the term loan require prepayment premiums of 3.0%, 1.5%, 1.0% and 0.5% of the amounts prepaid in the first, second, third and fourth years, respectively.

     The indenture related to the senior subordinated notes and our other financing agreements as discussed above impose limitations on Precision's ability to, among other things, incur indebtedness (including capital leases), incur liens, pay dividends or make other restricted payments, consummate certain asset sales, enter into transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of Precision's assets. In addition, the financing agreements limit our ability to enter into leases or sale and leaseback transactions, to make capital expenditures and to make acquisitions.

     During the fourth quarter of 2000, the Company was also unable to comply with certain covenants included in our bank credit facilities and master lease agreement then in effect. On December 8, 2000, Precision entered into an amendment and waiver with respect to its bank credit facilities, an amended and restated master lease, and a new $20.8 million six-year equipment term loan facility. In connection with these transactions, Precision also received an equity contribution of $6.0 million. At closing, the Company used the entire $20.8 million term loan facility to refinance approximately $11.8 million of equipment previously leased under the master lease agreement, to repay approximately $2.9 million of advances under its revolving credit facility that were used to purchase equipment, and to pay approximately $6.1 million of outstanding invoices for new equipment. The $6.0 million equity contribution was used to pay the fees and expenses associated with these transactions and to repay advances under the Company's revolving credit facility used to purchase new equipment. The total fees and expenses relating to these transactions were approximately $0.9 million. The amendment and waiver in respect to the Company's bank credit facilities includes a waiver of all defaults that existed on or prior to December 8, 2000. All of the agreements discussed in this paragraph were refinanced on February 4, 2002 as discussed above.

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

     Aggregate future maturities of long-term debt, considering the refinancing described above, are as follows:


                                         Future
                 (In thousands)        Maturities
                   -----------        ----------
                       2002           $   1,305
                       2003               5,011
                       2004               5,000
                       2005               8,750
                       2006              30,000
                    Thereafter          100,000

     The Company has unamortized debt issue costs of $4.9 million at December 31, 2001 related to its outstanding debt obligations. The costs are being amortized over the life of the related debts. As required, the remaining unamortized debt issue costs relating to the obligations repaid via the refinancing will be written off as an extraordinary item in the first quarter of

2002. Such write-off will total $0.9 million. Costs and expenses related to the refinancing totaled $4.4 million, of which $1.1 million had been incurred at December 31, 2001. These amounts will be capitalized and amortized over the life of the related agreements.


7.  RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

YEAR ENDED DECEMBER 31, 2001

     Due to continuing losses at Galaxy and Certified following the completion of reorganization plans announced in the third quarter of 2000, management has approved and begun to implement plans to further restructure these operations. Management has determined that it will consolidate the operations into one facility for each of Galaxy and Certified and dispose of excess equipment.

     Galaxy closed one of its two plants in the fourth quarter of 2001. The equipment that was located in the plant that closed was moved prior to year-end. Substantially all of the equipment that was retained was moved to Galaxy's other operating plant, but several machines were moved to other Precision subsidiaries. The following summarizes charges recorded during 2001 in connection with the restructuring of Galaxy (in thousands):


      Impairment of long-lived assets to be abandoned or disposed       $ 2,308

      Future rent and taxes on plant to be eliminated                       622

      Provision for terminating equipment leases                            165

      Employee termination costs                                             50
                                                                     -----------

      Total restructuring and impairment charges - Galaxy               $ 3,145
                                                                     ===========

     During the fourth quarter of 2001, $48,000 was paid and charged against the above noted accruals. Additionally, management incurred pre-tax cash costs of approximately $85,000 in the first quarter of 2002 to move equipment in connection with the restructuring of Galaxy. Management expects that cash will be expended against the above noted accruals as follows (in thousands):

                  Year ending December 31, 2002      $ 358
                  Year ending December 31, 2003      $ 176
                  Year ending December 31, 2004      $ 180
                  Year ending December 31, 2005      $  75

     Certified intends to consolidate its operations into one of its current operating facilities during the first and second quarters of 2002. Equipment to be retained will be relocated from two other operating facilities, both of which are leased. Certified has begun to market equipment which will become excess as a result of this restructuring and has sold a portion of it in the first quarter of 2002. The following summarizes charges recorded during 2001 in connection with the restructuring of Certified (in thousands):

      Impairment of long-lived assets to be abandoned or disposed     $ 2,128

      Future rent and taxes on plants to be eliminated                    353
                                                                   -----------

      Total restructuring and impairment charges - Certified          $ 2,481
                                                                   ===========

     Additionally, management expects to incur pre-tax cash costs of approximately $0.6 million in the first and second quarters of 2002 to move equipment in connection with the restructuring of Certified. Management expects that cash will be expended against the above noted accruals as follows:

                  Year ending December 31, 2002             $  223
                  Year ending December 31, 2003             $  105
                  Year ending December 31, 2004             $   25


   Also during the third quarter of 2001, management determined that General Automation would dispose of certain under-utilized production equipment in order to make better use of its available production floor space. An impairment charge of $0.7 million was recorded in the third quarter of 2001. The Company entered into a contract for the sale and leaseback of the General Automation's land and building during the fourth quarter of 2001. This transaction closed on March 12, 2002. An impairment charge of $0.2 million was recorded in the fourth quarter of 2001 for the estimated loss on the sale of the plant.

     Of the restructuring charges and impairment of long-lived assets recorded in 2001 as noted above, $5.2 million is included in cost of sales, and $1.3 million is included in selling, general and administrative expenses. As a result of the recognition of the impairment charges, management estimates an annual reduction of $1.6 million in depreciation expense, offset in part by an estimated increase in annual rental expense General Automation of $0.3 million. All impaired assets discussed above have been classified as assets held for sale in our consolidated financial statements. Accruals relating to the restructuring charges total $1.1 million at December 31, 2001 and are included in other current liabilities.

     In addition to the charges noted above, Gillette, General Automation and Galaxy recorded adjustments to reduce inventory balances in the aggregate by $3.5 million. These adjustments, which are recorded in cost of sales, resulted from the performance of physical inventory procedures and the identification of obsolete items.


YEAR ENDED DECEMBER 31, 2000

     Significant adverse changes in Galaxy's and Certified's business environments, as well as historical, current and projected cash flow losses led management to evaluate the operations of these two businesses in the third quarter of 2000. As a result of this evaluation, management concluded that goodwill and machinery and equipment were impaired, and in accordance with Precision's accounting policies, impairment losses of $2.3 million relating to goodwill and $4.5 million relating to machinery and equipment at Galaxy and Certified were recognized in 2000. Of these amounts, $4.3 million is included in cost of sales and $2.5 million is included in selling, general and administrative expenses. The Company also incurred $1.1 million of cash charges related to the reorganization. As a result of the recognition of these impairment charges, an annual reduction of approximately $0.1 million in goodwill amortization and $0.9 million in depreciation expense have been realized.

     Further, based on the results of that assessment, adjustments of $3.0 million, $0.4 million and $0.7 million are included in cost of sales, selling, general and administrative expenses, and other expense, respectively in 2000. The adjustments relate to the write-off of certain inventory, accounts receivable, and machinery and equipment no longer in use.

     In addition, as part of the settlement agreement with a former president of one of Precision's subsidiaries, additional amortization expense of $0.6 million relating to a non-compete agreement previously entered into with this individual is included in selling, general, and administrative expenses in 2000. This additional amortization expense reflects the change in the termination date of that former president's covenant not to compete agreement from August 31, 2004 to December 31, 2000.


8.  INCOME TAXES

     The income tax provision (benefit) is as follows:

                                                    Year ended          Year ended          Year ended
                                                   December 31,        December 31,        December 31,
  (In thousands)                                       2001               2000                 1999
                                                  ----------------    --------------      --------------
Current federal                                        $    --            $   590              $    --
Current state                                               --                922                  303
                                                       -------            -------              -------
Total current tax provision                                 --              1,512                  303
                                                       -------            -------              -------
Deferred federal                                          (135)            (5,990)              (1,917)
Deferred state                                             135               (312)                (516)
                                                       -------            -------              -------
Total deferred tax benefit                                  --             (6,302)              (2,433)
                                                       -------            -------              -------
Total  tax benefit                                     $    --            $(4,790)             $(2,130)
                                                       =======            =======              =======

    The difference between the effective rate reflected in the income tax expense (benefit) and the amount determined by applying the statutory U.S. rate of 34% to income (loss) before income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 is analyzed below:

                                                    Year ended         Year ended         Year ended
                                                   December 31,       December 31,       December 31,
  (In thousands)                                       2001               2000               1999
                                                  ---------------    ---------------    ---------------

Income tax benefit at statutory rate                 $(7,919)          $(7,374)           $(2,599)
Permanent differences, primarily goodwill                742             1,548                672
State income tax, net of federal income tax
    benefit                                               89               403               (203)
Change in valuation allowance                          7,318                --                 --
Other                                                   (230)              633                 --
                                                     -------           -------            -------
Benefit for income taxes                             $    --           $(4,790)           $(2,130)
                                                     =======           =======            =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and (liabilities) are as follows:

                                                            December 31,       December 31,
            (In thousands)                                     2001               2000
                                                           --------------     --------------
Net operating losses                                        $ 15,867               $  6,556
Tax credit carryforwards                                         576                    576
Other accruals                                                 1,457                  1,614
Property, plant and equipment                                 (7,923)                (7,717)
Inventories                                                       87                     20
Goodwill amortization and other intangibles                     (580)                  (247)
Deferred tax asset valuation allowance                        (9,696)                (1,014)
                                                            --------               --------
Net deferred tax liability                                  $   (212)              $   (212)
                                                            ========               ========

Net non-current deferred tax liability                      $   (212)              $ (1,846)
Net current deferred tax asset                                    --                  1,634
                                                            --------               --------
Net deferred tax liability                                  $   (212)              $   (212)
                                                            ========               ========

     At December 31, 2001, the Company has federal and state net operating loss ("NOL") carryforwards of approximately $40.7 million and $2.0 million. The federal and state NOL carryforwards will begin to expire in 2020 and 2006, respectively. The Company's existing deferred tax assets as of December 31, 2001 and 2000 have been reduced by a valuation allowance due to uncertainty regarding the realization of the full amount of such deferred tax assets.

9.  DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution plan covering substantially all employees. Company contributions related to this plan, which is based on partial matching of employee contributions, amounted to $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

10.  COMMITMENT AND CONTINGENCIES

     As of December 31, 2001, Precision had funded approximately $6.0 million of its capital equipment needs with operating leases under a master lease agreement. As discussed in Note 6, the Company refinanced its senior debt and master lease agreement in February 2002. The terms of the new master lease agreement, which will be accounted for as a capital lease, are discussed in that note.

     Rent expense totaled approximately $5.2 million, $4.9 million and $2.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Minimum rental commitments under noncancellable operating leases, after giving effect to the refinancing of the master lease agreement noted above, are as follows:

                                                         Minimum Rental
                                 (In thousands)           Commitments
                              --------------------    -------------------

                                 2002                           $   3,711
                                 2003                           $   3,204
                                 2004                           $   2,472
                                 2005                           $   2,199
                                 2006                           $   1,719
                                 Thereafter                     $   2,499

     Precision or its subsidiaries are defendants from time to time in lawsuits and disputes arising in the normal course of business. Management believes that the ultimate outcome of those matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

11.  STOCK OPTION PLAN

     In April 1999, Holdings approved an Incentive Stock Option Plan for certain employees including employees of Precision and Precision's wholly-owned subsidiaries for the issuance of up to 2,700,000 shares of Holdings common stock. These options vest over a period of four years. All options granted have an exercise price of $0.1875 per share.

     During 2000 and 2001, LLC issued options to purchase shares of its common stock to certain employees of Precision. These options were granted with exercise prices ranging from $0.3735 to $0.50 per share. Fifty percent of these options vest over four years and 50% vest over seven years, subject to acceleration so that they vest in no less than four years if certain performance criteria are met. During 2000 and 2001, LLC issued purchase rights to investment units consisting of equal numbers of class A equity and preferred interests in LLC with exercise prices ranging from $1.00 to $1.1265.

     The impact of accounting for the stock options noted above under the fair value method provided for under SFAS No. 123, Accounting for Stock-Based Compensation, is immaterial to the Company's financial statements.

     A summary of the stock option activity for LLC and Holdings as it relates to employees of Precision and its subsidiaries for the years ended December 31, follows:

                                                         2001                                   2000                    1999
                                       ------------------------------------------------------------------------------------------
                                                                                               LLC
                                           LLC            LLC        Holdings       LLC       Class A      Holdings       Holdings
                                        Investment      Class A      Class B     Investment   Common       Class B         Class B
                                           Unit      Common Stock  Common Stock     Unit       Stock    Common Stock    Common Stock
                                         Options        Options      Options      Options     Options     Options          Options
                                       --------------------------------------    -----------------------------------    ------------

Outstanding at beginning of
year                                     1,000,000     3,438,475    1,366,804            --           --    1,810,356            --

Granted                                    281,625     1,640,984      128,000     1,000,000    3,438,475      100,000     2,494,000


Exercised                                       --            --      (44,547)           --           --      (79,219)      (38,644)

Forfeited                               (1,281,625)           --     (350,257)           --           --     (464,333)     (645,000)
                                       --------------------------------------    -----------------------------------    ------------

Outstanding at end of year                      --     5,079,459    1,100,000     1,000,000    3,438,475    1,366,804     1,810,356
                                       ======================================    ====================================   ============

Exercisable at end of year                      --     1,476,896      716,730     1,000,000      166,876      633,973       171,286
                                       ======================================    ====================================   ============

     During 1999, no options for LLC Investment Units or for LLC Class A Common Stock Options were authorized, granted, exercised, or outstanding.

12.  RELATED PARTY TRANSACTIONS

     Precision Partners Holding Company, on behalf of itself and its affiliates including Precision, has agreed to pay Saunders Karp & Megrue and Carlisle, investors in LLC, an annual monitoring fee. Those monitoring fees totaled $0.3 million in each of 2000 and 1999. We pay certain business registration fees, taxes and other costs on behalf of Holdings and LLC. Such costs paid on behalf of Holdings and LLC for the year ended December 31, 2001 were approximately $16,000 and less than $1,000, respectively.

     For the year ended December 31, 2000, Precision accrued $0.2 million of such fees on behalf of Holdings, and we have a receivable for that amount classified in other assets as of December 31, 2000. Such costs paid on behalf of LLC for the year ended December 31, 2000 were less than $1,000. In accordance with its advisory agreement with Harvey, Precision paid certain fees totaling $30,000 to Harvey in 2000 in connection with the performance of Mid State.

     The current terms of the credit facilities prohibit payments of fees to Saunders Karp & Megrue and Carlisle; however, the accrual of such fees is permitted. Such fees accrued in 2001 totaled $0.3 million. Amounts accrued and paid in both 2000 and 1999 were $0.3 million.

     Mid State leases its main plant, located in Winslow, Maine from its president and his spouse. The initial term of the lease expires September 30, 2003, but Mid State has the right and option to extend the lease for four 5-year extension terms. The monthly rent expense for the facility totals $23,688 and the amount paid to the president of Mid State and his spouse under this lease agreement was approximately $0.3 million in each of 2001, 2000 and 1999.

     In accordance with an Industrial Lease between Gillette and the Testamentary Trust of Frank P. Gillette ("Trust") dated August 31, 1999, Gillette leases its plant, located in Rochester, New York from the Trust of Frank P. Gillette. The father of Darren Gillette, an officer of certain of our subsidiaries, is a direct beneficiary of this trust. The initial term of lease expires August 31, 2009, but Gillette has the right and option to extend the lease for two 5-year extension terms. The monthly rent expense for this facility totals $23,536.50, and the amount paid to the Trust under this lease agreement in 2001, 2000 and 1999 was approximately, $0.3 million, $0.3 million and $0.1 million, respectively.

13.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth our unaudited consolidated statements of operations for the quarterly periods in the years ended December 31, 2001 and 2000:


                                                      2001                                                 2000
                                    ------------------------------------------------   ---------------------------------------------
(In thousands)                        1st Qtr     2nd Qtr      3rd Qtr      4th Qtr     1st Qtr     2nd Qtr     3rd Qtr    4th Qtr
                                    ------------  ----------  -----------  ---------   ----------  ----------  ----------  ---------
OPERATING DATA:

Net sales                              $ 49,481    $ 47,393    $ 42,963    $ 41,366    $ 44,887    $ 43,188    $ 37,589    $ 44,312

Cost of sales                            39,657      37,935      39,685      34,002      33,768      34,077      33,986      33,840

Restructuring and impairment of
   long-lived assets                         --          --       5,150          69          --          --       4,270          --
                                       --------    --------    --------    --------    --------    --------    --------    --------

Gross profit (loss)                       9,824       9,458      (1,872)      7,295      11,119       9,111        (667)     10,472

Selling, general and
   administrative expenses                8,015       6,590       6,991       7,345       7,534       7,439       8,315       8,672

Restructuring and impairment of
   long-lived assets                         --          --       1,315          --          --          --       2,501          --
                                       --------    --------    --------    --------    --------    --------    --------    --------

Operating income (loss)                   1,809       2,868     (10,178)        (50)      3,585       1,672     (11,483)      1,800

Interest income (expense), net           (4,533)     (4,434)     (4,264)     (4,163)     (4,080)     (4,234)     (3,853)     (4,359)

Other income (expense)                     (191)       (119)        (16)        (20)         20         (71)       (888)        202

(Provision) benefit for income
    taxes                                  (300)       (342)        642          --         (54)        818       3,920         106

                                       --------    --------    --------    --------    --------    --------    --------    --------
Net loss                                 (3,215)     (2,027)    (13,816)     (4,233)       (529)     (1,815)    (12,304)     (2,251)
                                       ========    ========    ========    ========    ========    ========    ========    ========

SIGNATURES


     Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, Precision Partners, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2002.

                                   PRECISION PARTNERS, INC.


                                   By: /s/ Frank R. Reilly
                                   ---------------------------------------------
                                       Frank R. Reilly
                                       Executive Vice President and Chief
                                       Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 22, 2002.


           SIGNATURE                                      TITLE
           ---------                                      -----
       /s/ John G. Raos                        President, Chief Executive
--------------------------------------             Officer and Director
         John G. Raos                         (Principal Executive Officer)


      /s/ Frank R. Reilly                  Executive Vice President and Chief
--------------------------------------             Financial Officer
        Frank R. Reilly                       (Principal Financial Officer)


  /s/ Robert J. Vander Meulen            Vice President and Corporate Controller
--------------------------------------        (Principal Accounting Officer)
    Robert J. Vander Meulen


     /s/ Robert R. Womack                  Chairman of the Board of Directors
--------------------------------------
       Robert R. Womack


     /s/ David W.M. Harvey                              Director
--------------------------------------
       David W.M. Harvey


     /s/ Richard Detweiler                              Director
--------------------------------------
       Richard Detweiler


      /s/ John F. Megrue                                Director
--------------------------------------
        John F. Megrue


     /s/ William J. Gumina                              Director
--------------------------------------
       William J. Gumina