Form 10-Q
period 2002-03-31
PRECISION PARTNERS INC
filed 2002-05-14
CIK 1086478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002.

                                       OR

        (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-33438



                           PRECISION PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

------------------------------------------------------------------------------
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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 100 as of April 30, 2002.

                            PRECISION PARTNERS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                    PAGE NO.



                                                                        Page No.
                                                                        --------
Disclosure Concerning Forward Looking Statements                            3

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of
               March 31, 2002 (Unaudited) and December 31, 2001             4

               Unaudited Condensed Consolidated Statements of Operations
               for the Three Months Ended March 31, 2002 and 2001           5

               Unaudited Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 2002 and 2001           6

               Notes to Unaudited Condensed Consolidated Financial
               Statements                                                   7

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         15

      Item 3.  Quantitative and Qualitative Disclosure of Market Risk      31

PART II:  OTHER INFORMATION

      Item 1.  Legal Proceedings                                           32

      Item 2.  Changes in Securities and Use of Proceeds                   32

      Item 3.  Defaults Upon Senior Securities                             32

      Item 4.  Submission of Matters to a Vote of Securities Holders       32

      Item 5.  Other Information                                           32

      Item 6.  Exhibits and Reports on Form 8-K                            32


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

Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside of our control) that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the ability of management to implement its business strategy; our ability to comply with the covenants in our financing agreements and to service the related debts; the highly competitive nature of the precision tooling industry and the intense competition from other makers of precision-machined metal parts, tooling and assemblies, our dependence on certain key customers; our ability to consummate suitable acquisitions, our ability to effectively integrate acquisitions or new production programs, our dependence on certain executive officers; and changes in environmental and other government regulations. We operate in a very competitive environment in which new risks can emerge from time to time. It is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any risk, or a combination of risks, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

                          PART I: FINANCIAL INFORMATION



ITEM 1:  FINANCIAL STATEMENTS

                            Precision Partners, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except for share data)

                                                                              MARCH 31,           DECEMBER 31,
                                                                                2002                  2001
                                                                           ---------------      ---------------
                                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                $            18      $        11,144
  Trade accounts receivable less allowance for doubtful accounts of
    $727 at March 31, 2002 and $739 at December 31, 2001                            19,598               18,465
  Inventories                                                                       15,291               13,813
  Assets held for sale                                                                 265                2,825
  Other current assets                                                               2,200                  696
                                                                           ---------------      ---------------
TOTAL CURRENT ASSETS                                                                37,372               46,943

Property, plant, and equipment, at cost, net                                        67,721               64,971
Goodwill, net of accumulated amortization of $11,775 at March 31, 2002
  and  December 31, 2001                                                            67,700               67,700
Other assets                                                                         8,383                6,056
                                                                           ---------------      ---------------
TOTAL ASSETS                                                               $       181,176      $       185,670
                                                                           ===============      ===============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                         $        14,452      $        13,929
  Accrued expenses                                                                  10,224               13,219
  Income taxes payable                                                               1,130                1,130
  Customer advances                                                                  3,374                3,853
  Current portion of long term debt and capital lease obligations                    2,525                1,305
  Other current liabilities                                                          1,300                1,401
                                                                           ---------------      ---------------
TOTAL CURRENT LIABILITIES                                                           33,005               34,837

Long term debt and capital lease obligations, less current portion                 149,633              148,645
Non-current deferred income taxes                                                      212                  212

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, $.01 par value; 100 shares authorized, issued and
    outstanding                                                                        ---                  ---
  Additional paid in capital                                                        48,076               48,076
  Accumulated deficit                                                              (49,750)             (46,100)
                                                                           ---------------      ---------------
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                                                (1,674)               1,976
                                                                           ---------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                       $       181,176      $       185,670
                                                                           ===============      ===============

 See accompanying notes

                            Precision Partners, Inc.
            Unaudited Condensed Consolidated Statements of Operations

                                 (in thousands)



                                                                        Three months ended
                                                                            March 31,
                                                              ------------------------------------
                                                                    2002                 2001
                                                              ---------------      ---------------
Net sales                                                     $        41,986      $        49,481

Cost of sales                                                          34,220               39,657

Restructuring charges and impairment of long-lived assets                 (62)                 ---
                                                              ---------------      ---------------

GROSS PROFIT                                                            7,828                9,824

Selling, general and administrative expenses                            5,983                8,015
                                                              ---------------      ---------------

OPERATING INCOME                                                        1,845                1,809
Interest income                                                            13                   13

Interest expense                                                       (5,484)              (4,546)

Other expense, net                                                        (24)                (191)
                                                              ---------------      ---------------

LOSS BEFORE INCOME TAXES                                               (3,650)              (2,915)

Provision for income taxes                                                ---                 (300)
                                                              ---------------      ---------------

NET LOSS                                                      $        (3,650)     $        (3,215)
                                                              ===============      ===============

See accompanying notes

                            Precision Partners, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                        Three months ended
                                                                             March 31,
                                                                --------------------------------
                                                                     2002               2001
                                                                -------------      -------------
OPERATING ACTIVITIES
Net loss                                                        $      (3,650)     $      (3,215)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                        3,666              3,826
    Amortization of goodwill                                              ---              1,004
    Amortization  and  write-off of debt issue costs                    1,259                226
    Loss on disposal of fixed assets                                       26                180
    Gain on disposal of assets held for sale                              (47)               ---
    Changes in operating assets and liabilities,
      net of acquisitions:
      Trade accounts receivable                                        (1,048)            (2,138)
      Inventories                                                      (1,478)            (1,659)
      Other current assets                                             (1,504)            (1,038)
      Other assets                                                       (210)               (45)
      Accounts payable                                                    523               (992)
      Accrued expenses                                                 (2,995)            (3,544)
      Income taxes payable                                                ---                270
      Customer advances                                                  (479)             3,838
      Other current liabilities                                          (101)                11
                                                                -------------      -------------
NET CASH USED IN OPERATING ACTIVITIES                                  (6,038)            (3,276)

INVESTING ACTIVITIES
Proceeds from sale of assets held for sale                              2,607                ---
Proceeds from sale of property, plant and equipment                        61                  6
Purchases of property, plant and equipment                               (643)            (2,287)
                                                                -------------      -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     2,025             (2,281)

FINANCING ACTIVITIES
Repayments of borrowings from revolving line of credit                (17,485)           (13,601)
Proceeds from revolving line of credit                                  4,605             21,182
Proceeds from term loan                                                44,050                ---
Repayments of long term debt                                          (34,907)            (1,676)
Contributions of capital                                                  ---                  3
Payment of debt issue costs                                            (3,376)               ---
                                                                -------------      -------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (7,113)             5,908
                                                                -------------      -------------
Net (decrease) increase in cash and cash equivalents                  (11,126)               351
Cash and cash equivalents, beginning of period                         11,144                ---
                                                                -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $          18      $         351
                                                                =============      =============

SUPPLEMENTARY INFORMATION FOR THE STATEMENT OF CASH FLOWS:
Interest payments                                               $       7,375      $       8,016
Income tax payments                                             $         ---      $          30
Non-cash investing activities:
    Capital lease obligations                                   $       5,950      $         ---
    Short-term receivable (included in accounts receivable)
      received upon sale of fixed assets                        $          85      $         ---

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

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily, and should not be construed as, indicative of the results that may be achieved for a full year.

2.  RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

   Due to continuing losses at Galaxy and Certified following the completion of reorganization plans announced in the third quarter of 2000, management approved and implemented plans to further restructure these operations in the third quarter of 2001. Management determined that it would consolidate the operations into one facility for each of Galaxy and Certified and dispose of excess equipment.

   Galaxy closed one of its two plants in the fourth quarter of 2001. The equipment that was located in the plant that closed was moved prior to December 31, 2001. The following summarizes the accruals remaining at March 31, 2002 related to the charges recorded during 2001 in connection with the restructuring of Galaxy (in thousands):

    Future rent and taxes on plant to be eliminated              $  557
    Provision for terminating equipment leases                      116
    Employee termination costs                                       27
                                                               --------

    Total restructuring accruals - Galaxy                         $ 700
                                                               ========

   During the first quarter of 2002, approximately $88,000 was paid and charged against the above noted accruals. Additionally, management incurred pre-tax cash costs of approximately $75,000 (included in cost of sales) in the first quarter of 2002 to move equipment in connection with the restructuring of Galaxy. Management expects that cash will be expended against the above noted accruals as follows (in thousands):

      Remaining 9 months of year ending December 31, 2002          $ 270
      Year ending December 31, 2003                                $ 178
      Year ending December 31, 2004                                $ 181
      Year ending December 31, 2005                                $  71

   Certified intends to complete the consolidation of its operations into one of its current operating facilities during the second quarter of 2002. Equipment to be retained is being relocated from two other operating facilities, both of which are leased. Certified is marketing the equipment which will become excess as a result of this restructuring and has sold a portion of it in the first quarter of 2002. At March 31, 2002 an accrual for $339,000 for future rent and taxes on plants to be eliminated remains related to the charges recorded during 2001 in connection with the restructuring of Certified.

   Management incurred pre-tax cash costs of approximately $98,000 (included in cost of sales) during the first quarter to move equipment in connection with the restructuring of Certified, and management expects to incur approximately $0.3 million in the second quarter to complete the consolidation of its operations into one facility. Management expects that cash will be expended against the above noted accruals as follows:

      Remaining 9 months of year ending December 31, 2002         $ 209
      Year ending December 31, 2003                               $ 105
      Year ending December 31, 2004                               $  25

   Additionally, General Automation entered into a contract for the sale and leaseback of its land and building during the fourth quarter of 2001. This transaction closed in March 2002 resulting in a small reduction of the impairment charge of $0.2 million recorded in the fourth quarter of 2001 for the estimated loss on the sale.

3.  INVENTORIES

      Inventories consist of the following at:


                                               March 31,       December 31,
                                                 2002              2001
                                             -------------    -------------
                                                     (In thousands)

Raw materials                                $       5,096    $       4,608
Work in process                                      7,153            6,309
Finished goods                                       3,464            3,407
                                             -------------    -------------
                                                    15,713           14,324
Less reserves                                          422              511
                                             -------------    -------------
                                             $      15,291    $      13,813
                                             =============    =============

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, which are valued at cost, consists of the following at:


                                                 March 31,         December 31,
                                                   2002               2001
                                               -------------      -------------
                                                       (In thousands)

Leasehold improvements                         $       1,306      $         962
Machinery and equipment                               90,666             90,039
Furniture, fixtures and other                          2,766              3,333
Equipment under capital leases                         5,950                ---
                                               -------------      -------------
                                                     100,688             94,334
Less accumulated depreciation and amortization        32,967             29,363
                                               -------------      -------------
                                               $      67,721      $      64,971
                                               =============      =============

5.  ACCRUED EXPENSES

    Accrued expenses consist of the following at:

                                                 March 31,         December 31,
                                                   2002               2001
                                               -------------      -------------
                                                        (In thousands)

Accrued interest                               $       1,008      $       4,147
Accrued bonuses                                        1,551              3,390
Accrued payroll and other employee expenses            1,905              1,771
Accrued trade payables                                 1,385              1,052
Accrued professional fees                              1,003                839
Other                                                  3,372              2,020
                                               -------------      -------------
                                               $      10,224      $      13,219
                                               =============      =============

6.  DEBT AND CAPITAL LEASE OBLIGATIONS

       Long-term debt and capital lease obligations consists of the following at:

                                                                                     March 31,   December 31
                                                                                        2002         2001
                                                                                     ----------  -----------
                                                                                        (In thousands)

Precision Partners, Inc. 12% Senior Subordinated Notes due 2009, interest due
   semiannually on March 15 and September 15 commencing on September 15, 1999.         $100,000     $100,000

Term loan payable in quarterly principal payments of 2.5% of the original principal amount in each of quarters three through twelve, 5.0% in each of quarters thirteen through fifteen and 60.0% in quarter sixteen. The first principal payment is due October 1, 2002. Interest on the term loan is payable at an annual rate of LIBOR plus a margin of 5.00%, subject to a minimum interest rate of 10.00% through December 31, 2002, increasing to
   11.00% through December 31, 2004 and to 12.00% thereafter. The interest rate was 10% at March 31, 2002 based on the minimum interest rate provision noted
   above. The loan, along with the capital lease obligation discussed below, is secured by a first priority lien in all assets and property of Precision and its subsidiaries except for inventories and receivables that secure the revolving line of credit discussed below, in which the term loan and capital
   lease holders have a second priority lien.                                            42,848          ---

Capital lease obligation payable in quarterly principal payments of 2.5% of the original principal amount in each of quarters three through twelve, 5.0% in each of quarters thirteen through fifteen and 60.0% in quarter sixteen. The first principal payment is due October 1, 2002. Interest on the term loan is payable at an annual rate of LIBOR plus a margin of 5.00%, subject to a minimum interest rate of 10.00% through December 31, 2002, increasing to
   11.00% through December 31, 2004 and to 12.00% thereafter. The interest rate was 10% at March 31, 2002 based on the minimum interest rate provision noted
   above. This obligation, along with the term loan discussed above, is secured by a first priority lien in all assets and property of Precision and its subsidiaries except for inventories and receivables that secure the revolving line of credit discussed below, in which the term loan and capital lease
   holders have a second priority lien.                                                   5,950          ---

Revolving line of credit with a limit of $25.0 million maturing January 31,
   2006, secured by a first priority lien in all inventory and receivables of
   Precision and its subsidiaries and a second priority lien in all other assets and property of Precision and its subsidiaries. Advances under the line are available based upon 85% of eligible accounts receivable and 50% of eligible inventories. Interest is payable at an annual rate (6.50% as of March 31,
   2002) of either LIBOR plus a margin of 3.25% or the lender's index rate plus a margin of 1.75%, at Precision's option; and there is a commitment fee of
   0.5% per year based on the unused portion of the line, payable quarterly.              3,331          ---

Term loans extinguished in February 2002 refinancing described below.                       ---       33,673


Revolving line of credit extinguished in February 2002 refinancing described
   below.                                                                                   ---       16,211

Other                                                                                        29           66
                                                                                     ----------  -----------
                                                                                        152,158      149,950
Less current portion                                                                      2,525        1,305
                                                                                     ----------  -----------
                                                                                       $149,633     $148,645
                                                                                     ==========  ===========

   In the fourth quarter of 2001, the Company was unable to comply with certain financial covenants of its credit facilities and master lease agreement. The lenders agreed to waive these covenant defaults through the completion of the refinancing discussed below.

   On February 1, 2002, Precision entered into a new credit agreement and a new master lease agreement (accounted for as a capital lease). Funding took place on February 4, 2002. A portion of the proceeds from the new credit agreement, along with available cash, were utilized to repay in full the senior debt previously outstanding and costs and expenses related to the refinancing, while the new master lease agreement was used to refinance all obligations under the Company's previous master lease agreement (accounted for as an operating lease). The remainder of the proceeds and availability under the new credit agreement will be used as needed for working capital and other general corporate purposes.

   The new credit agreement consists of a $44.050 million term loan that has been fully drawn and a $25.0 million revolving credit facility. The term loan amortizes over 47 months with quarterly principal payments of 2.5% of the original principal amount in each of quarters three through twelve, 5.0% in each of quarters thirteen through fifteen and 60.0% in quarter sixteen. The first principal payment is due October 1, 2002. Interest on the term loan is payable at an annual rate of LIBOR plus a margin of 5.00%, subject to a minimum interest rate of 10.00% through December 31, 2002, increasing to 11.00% through December 31, 2004 and to 12.00% thereafter. Principal payments totaling $1.202 million were made against the term loan during the first quarter of 2002, as required due to certain asset sales.

   The revolving credit facility matures January 1, 2006. Borrowings under this facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory, each as defined in the new credit agreement, and subject to other eligibility requirements and reserves as per the new credit agreement. In certain instances, borrowings under the revolving credit facility can be further restricted due to limitations on Permitted Indebtedness, as defined in the indenture related to Precision's senior subordinated notes. Interest on the revolving credit facility is payable at an annual rate of either LIBOR plus a margin of 3.25% or the lender's index rate plus a margin of 1.75%, at Precision's option. There is also an unused facility fee payable at an annual rate of 0.50% on any unused portion of the revolving credit facility. As of May 7, 2002, $14.6 million of undrawn capacity was available for borrowing under the revolving credit facility.

   The new master lease agreement has a principal balance of $5.950 million and amortizes over 47 months with principal and interest payable as described above for the new term loan. This lease is being accounted for as a capital lease.

   If Precision's Consolidated Senior Leverage Ratio (as defined in the new credit agreement) exceeds 2.75x for the quarter ending March 31, 2002; 3.0x for the quarters ending June 30, 2002 or September 30, 2002; 2.5x for the quarters ending December 31, 2002 or March 31, 2003; or 2.25x for any quarter thereafter, then Precision's borrowing rate will increase 200 basis points on an in-kind basis over the otherwise applicable annual rate on the term loan and the revolving credit facility. Such in-kind amounts would be payable at the maturity date of the new credit agreement, so long as Precision is not otherwise in default. If Precision has a continuing Event of Default, as defined in the new credit agreement, our borrowing rate will increase 200 basis points over the otherwise applicable annual rates under both the new credit and master lease agreements.

   The lenders have the right to syndicate the revolving credit facility. If the lenders determine that they are unable to syndicate the revolving credit facility under its agreed upon terms, they have the right to adjust the pricing and structure of the revolving credit facility whether or not it is eventually syndicated to a third party or held by one or both of the current lenders. Pricing changes of up to 300 basis points on inventory advances and up to 100 basis points on other advances are permitted. Changes to the structure could include, without limitation, adjusting advance rates, eligibility requirements and reserve requirements, going from a consolidated borrowing base to individual company borrowing bases and/or reducing the term of each of the credit facilities to three years.

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

   Costs and expenses related to the refinancing totaled $4.5 million, of which $1.1 million had been incurred at December 31, 2001. The Company has aggregate unamortized debt issue costs of $8.0 million at March 31, 2002, related to all of its outstanding debt obligations. The costs are being amortized over the life of the related debts. In accordance with the Company's early adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections, the remaining unamortized debt issue costs relating to the obligations repaid via the refinancing have been written off as a component of interest expense in the first quarter of 2002. Such write-off totaled $0.9 million. See Note 9.

7. LITIGATION

   Precision or its subsidiaries are defendants from time to time in lawsuits and disputes arising in the normal course of business. Management believes that the ultimate outcome of those matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

8. INCOME TAXES

   During the first three months of 2001 Precision recorded a provision for taxes based on its expectation that it would incur certain state tax obligations during the year, notwithstanding that it had incurred significant losses on a consolidated basis. Precision does not expect to incur federal or state tax obligations in 2002 and, therefore, has not recorded a tax provision in the first quarter.

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. The Company, as required, adopted SFAS No. 142 beginning January 1, 2002. Application of the nonamortization provisions of SFAS No. 142 will result in a reduction of amortization expense of approximately $4.0 million in 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first step of the initial required impairment tests of goodwill by June 30, 2002, and to complete the second step by December 31, 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. Based on the reduction in earnings at certain of our operations since their acquisition, it is possible that impairments will exist when these operations are evaluated under the new guidance of SFAS No.
142. However, the Company has not yet completed its initial testing and therefore has not yet determined what the effect of these tests will be on its earnings and financial position.

   The following table sets forth the pro forma impact of applying the new non-amortization provisions of SFAS No. 142 on net loss in the first quarter of 2001:

                                                 For the Three Months Ended
                                                          March 31,

(In thousands)                                     2002               2001
                                               (as reported)       (pro forma)
                                              ----------------    --------------
     Reported net loss                             $ (3,650)         $ (3,215)
     Add back: Goodwill amortization
                                                        ---             1,004
                                              ----------------    --------------
     Adjusted net loss                             $ (3,650)         $ (2,211)
                                              ================    ==============


   In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 is effective in fiscal years beginning after May 15, 2002. In its Form 10-K for the year ended December 31, 2001, the Company disclosed its intent to classify the loss on the extinguishment of debt as an extraordinary item in the first quarter of 2002 based on the accounting pronouncements in effect at that time; however, as SFAS No. 145 has been issued since that time, the Company has elected to early adopt its provisions as of January 1, 2002. Accordingly, the Company has recorded the loss on extinguishment of debt relating to its write-off of the unamortized debt issue costs of $0.9 million as a component of interest expense instead of as an extraordinary item as previously required.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, included elsewhere in this report.

GENERAL

   Due to continuing losses at Galaxy and Certified following the completion of reorganization plans announced in the third quarter of 2000, management approved and implemented plans to further restructure these operations in the third quarter of 2001. Management determined that it would consolidate the operations into one facility for each of Galaxy and Certified and dispose of excess equipment.

   Galaxy closed one of its two plants in the fourth quarter of 2001. The equipment that was located in the plant that closed was moved prior to December 31, 2001. The following summarizes the accruals remaining at March 31, 2002 related to the charges recorded during 2001 in connection with the restructuring of Galaxy (in thousands):

    Future rent and taxes on plant to be eliminated          $  557
    Provision for terminating equipment leases                  116
    Employee termination costs                                   27
                                                           --------

    Total restructuring accruals - Galaxy                     $ 700
                                                           ========

   During the first quarter of 2002, approximately $88,000 was paid and charged against the above noted accruals. Additionally, management incurred pre-tax cash costs of approximately $75,000 (included in cost of sales) in the first quarter of 2002 to move equipment in connection with the restructuring of Galaxy. Management expects that cash will be expended against the above noted accruals as follows (in thousands):

      Remaining 9 months of year ending December 31, 2002               $ 270
      Year ending December 31, 2003                                     $ 178
      Year ending December 31, 2004                                     $ 181
      Year ending December 31, 2005                                     $  71

   Certified intends to complete the consolidation of its operations into one of its current operating facilities during the second quarter of 2002. Equipment to be retained is being relocated from two other operating facilities, both of which are leased. Certified is marketing the equipment which will become excess as a result of this restructuring and has sold a portion of it in the first quarter of 2002. At March 31, 2002 an accrual for $339,000 for future rent and taxes on plants to be eliminated remains related to the charges recorded during 2001 in connection with the restructuring of Certified.

   Management incurred pre-tax cash costs of approximately $98,000 (included in cost of sales) during the first quarter to move equipment in connection with the restructuring of Certified, and management expects to incur approximately $0.3 million in the second quarter to complete the consolidation of its operations into one facility. Management expects that cash will be expended against the above noted accruals as follows:

      Remaining 9 months of year ending December 31, 2002         $ 209
      Year ending December 31, 2003                               $ 105
      Year ending December 31, 2004                               $  25

   Additionally, General Automation entered into a contract for the sale and leaseback of its land and building during the fourth quarter of 2001. This transaction closed in March 2002 resulting in a small reduction of the impairment charge of $0.2 million recorded in the fourth quarter of 2001 for the estimated loss on the sale.

RESULTS OF OPERATIONS

   The following table sets forth certain unaudited financial information for the periods indicated:

                                                          For the Three Months Ended
                                                                    March 31,

(In thousands)                                              2002               2001
                                                       ----------------    --------------

OPERATING DATA:

NET SALES                                                  $ 41,986          $ 49,481

Cost of sales                                                34,220            39,657

Restructuring charges and impairment
   of long-lived assets                                         (62)              ---

                                                    ----------------    --------------

GROSS PROFIT                                                  7,828             9,824

Selling, general and administrative expenses                  5,983             8,015
                                                    ----------------    --------------

OPERATING  INCOME                                             1,845             1,809

Interest expense, net                                        (5,471)           (4,533)

Other expense, net                                              (24)             (191)

Provision for income taxes                                      ---              (300)
                                                    ----------------    --------------

NET LOSS                                                    $(3,650)         $ (3,215)
                                                    ================    ==============

OTHER FINANCIAL DATA:

Depreciation and amortization                               $ 3,666          $  4,830
EBITDA (1)                                                  $ 5,511          $  6,639
Non-cash impairment and other charges (2)                       (62)              ---
                                                    ----------------    --------------
Adjusted EBITDA (1), (2)                                    $ 5,449          $  6,639
                                                    ================    ==============
Cash flow used in operating activities                      $(6,038)         $ (3,276)


(1) EBITDA is defined as operating income plus depreciation and amortization, excluding amortization of debt issue costs. Adjusted EBITDA is defined as EBITDA plus non-cash impairment and other charges (See (2) below). EBITDA and Adjusted EBITDA are not measures of performance under generally accepted accounting principles. While EBITDA and Adjusted EBITDA should not be used in isolation or as a substitute for net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity, management believes that they may be used by certain investors as supplemental information to evaluate a company's financial performance. In addition, the definition of EBITDA and Adjusted EBITDA used in this report may not be comparable to the definition of EBITDA and Adjusted EBITDA used by other companies.

(2) EBITDA for the quarter ended March 31, 2002 includes gains on sale of previously impaired assets of approximately $62,000.

FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001
-------------------------------------------------

NET SALES

   Net sales decreased 15.1% to $42.0 million in the first quarter of 2002 compared to $49.5 million in the first quarter of 2001. The decrease is primarily due to a significant reduction in demand for power generation component parts at Mid State, the elimination of unprofitable automotive component production lines at Galaxy, lower automotive and light truck part sales at Nationwide and weakness in medical and business machine components sales at Gillette. The decrease was partially offset by higher sales of light truck braking components at General Automation and heavy truck axle components at Nationwide.

   As noted in our Form 10-K for the year ended December 31, 2001, the sale of power generation components provided a substantial portion of our sales growth in 2001. Based on current industry conditions and sales volumes as of the date of this filing, we currently expect that sales at Mid State in the second quarter and full year 2002 will be significantly less than in the comparable periods of 2001. Mid State is pursuing alternative sources of revenue to offset this expected decline. We currently estimate the decline in sales at Mid State to exceed 25% for the full year with a corresponding negative impact on Mid State's profitability.

COST OF SALES

   Cost of sales decreased 13.7% to $34.2 million in the first quarter of 2002 compared to $39.7 million in the first quarter of 2001. The decrease is primarily driven by lower sales volume in 2002. The prior year's first quarter includes approximately $0.4 million of costs related to the reorganizations of Galaxy and Certified.

RESTRUCTURING AND IMPAIRMENT CHARGES AFFECTING GROSS PROFIT

   During 2001, management approved restructuring plans for its Galaxy and Certified operations and agreed to a sale and leaseback of General Automation's land and building. During the first quarter of 2002, General Automation's land and building and some of the equipment that was impaired in the restructurings at Galaxy and Certified were sold. The aggregate sales price of these assets was slightly higher than the impaired values resulting in a gain of approximately $62,000.

GROSS PROFIT

   Gross profit decreased 20.3% to $7.8 million in the first quarter of 2002 compared to $9.8 million in the first quarter of 2001. Lower gross profits reflect the overall lower level of sales and a generally negative impact on profit margins as a result of lower production volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general, and administrative expenses (SG&A) decreased 25.4% to $6.0 million in the first quarter of 2002 compared to $8.0 million in the first quarter of 2001. The reduction in selling, general and administrative expenses was primarily due to the absence of goodwill amortization and the reduction in other SG&A expenses. The Company ceased amortizing goodwill in accordance with the required adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill amortization totaled $1.0 million in the first quarter of 2001. The reduction in other SG&A expenses was driven by cost reductions at Mid State, as expense reductions paralleled its sales decline, and at Galaxy reflecting the additional plant consolidation completed in December 2001. The current period also includes approximately $0.6 million in corporate expenses related to the evaluation of strategic alternatives. The prior year's first quarter includes approximately $0.3 million of expenses related to the reorganizations of Galaxy and Certified.

OPERATING INCOME

   As a result of the foregoing, operating income remained flat at $1.8 million in the first quarter of 2002 as compared to the first quarter of 2001.

NET INTEREST EXPENSE

   For the first quarter of 2002, net interest expense increased 20.7% to $5.5 million from $4.5 million for the comparable period of 2001. The increase is primarily attributable to the write-off of deferred financing fees of $0.9 million related to debts that were refinanced in February 2002. The Company elected to early adopt SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections, and accordingly, the Company has recorded the loss on extinguishment of debt relating to its write-off of the unamortized debt issue costs as a component of interest expense instead of as an extraordinary item as previously required. Amortization of deferred financing fees also increased approximately $0.1 million reflecting Precision's new financing facilities. Excluding the non-cash write-off and amortization of deferred financing fees, interest expense declined slightly in the quarter compared to the prior year's quarter.

INCOME TAXES

   During the first three months of 2001 Precision recorded a provision for taxes based on its expectation that it would incur certain state tax obligations during the year, notwithstanding that it had incurred significant losses on a consolidated basis. Precision does not expect to incur federal or state tax obligations in 2002 and, therefore, has not recorded a tax provision in the first quarter.

NET LOSS

   Net loss increased 13.5% to $3.7 million in the first quarter of 2002 compared to $3.2 million in the first quarter of 2001 due primarily to the aforementioned reasons.

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization decreased 24.1% to $3.7 million in the first quarter of 2002 compared to $4.8 million in the first quarter of 2001. The decrease is primarily due to the required adoption of SFAS No. 142, Goodwill and Other Intangible Assets that prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Goodwill amortization totaled

$1.0 million in the first quarter of 2001. Also contributing to the decrease in depreciation expense from the prior year's first quarter was the impairment and disposal of equipment at Galaxy and Certified resulting from the restructurings at those operations and the impairment and eventual disposal of General Automation's production facility in a sale-leaseback transaction.

OUTLOOK

   We expect sales and adjusted EBITDA in the second quarter of 2002 to be slightly lower than the results reported in the second quarter of 2001 as a result of the continuing reduction in sales and operating profits from our power generation component business. We expect this decrease to be mitigated by continued improvement in operating results at our automotive and light truck component and diesel-engine block facilities. Due to the deteriorating conditions in the power generation marketplace, we now expect full year consolidated sales to be slightly lower than 2001; however, due to improved efficiencies and cost control measures, adjusted EBITDA is expected to be comparable to the prior year. Our outlook assumes the continuation of a general economic recovery.

IMPACT OF NEW ACCOUNTING STANDARDS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. The Company, as required, adopted SFAS No. 142 beginning January 1, 2002. Application of the nonamortization provisions of SFAS No. 142 will result in a reduction of amortization expense of approximately $4.0 million in 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill by June 30, 2002, and the second step of the impairment tests is expected to be completed by December 31, 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. Based on the reduction in earnings at certain of our operations since their acquisition, it is possible that impairments will exist when these operations are evaluated under the new guidance of SFAS No. 142. However, the Company has not yet completed its initial testing and therefore has not yet determined what the effect of these tests will be on its earnings and financial position.

   The following table sets forth the pro forma impact of applying the new non-amortization provisions of SFAS No. 142 on net loss in the first quarter of 2001:


                                            For the Three Months Ended
                                                     March 31,

(In thousands)                                  2002               2001
                                          (as reported)       (pro forma)
                                         ----------------    --------------

    Reported net loss                           $ (3,650)         $ (3,215)

    Add back: Goodwill amortization                  ---             1,004
                                         ----------------    --------------

    Adjusted net loss                           $ (3,650)         $ (2,211)
                                         ================    ==============

   In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 is effective in fiscal years beginning after May 15, 2002. In its Form 10-K for the year ended December 31, 2001, the Company disclosed its intent to classify the loss on the extinguishment of debt as an extraordinary item in the first quarter of 2002 based on the accounting pronouncements in effect at that time; however, as SFAS No. 145 has been issued since that time, the Company has elected to early adopt its provisions as of January 1, 2002. Accordingly, the Company has recorded the loss on extinguishment of debt relating to its write-off of the unamortized debt issue costs of $0.9 million as a component of interest expense instead of as an extraordinary item as previously required.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the quarter ended March 31, 2002 increased to $6.0 million compared to $3.3 million for quarter ended March 31, 2001. This increase primarily reflects the absence of new customer advances in 2002 compared to $3.8 million of new customer advances received in 2001.

     Net cash provided by investing activities was $2.0 million for the quarter ended March 31, 2002 compared to $2.3 million used by investing activities in 2001. The increase primarily relates to net proceeds of $2.6 million from the sale of assets held for sale at General Automation and Certified and a decrease in capital expenditures.

   Net cash used in financing activities in the quarter ended March 31, 2002 was $7.1 million, primarily reflecting the repayment of outstanding debt and the incurrence of approximately $3.4 million of deferred financing fees related to the refinancing of Precision's credit facilities completed in February 2002, partially offset by the proceeds from the new financing facilities.

   Precision's principal sources of liquidity are available borrowings under its revolving credit facility and cash flow from operations. Precision expects that its principal liquidity requirements will continue to be working capital, capital expenditures, debt service and required lease payments.

   Precision's credit facilities at March 31, 2002 consisted of a $42.8 million term loan, a $5.950 million capital lease obligation and a $25.0 million revolving credit facility, each maturing on January 31, 2006. Collectively, these items comprised our senior debt. As of March 31, 2002, Precision had total debt and capital lease obligations outstanding of approximately $152.2 million, primarily consisting of the aggregate principal amount of our $100 million senior subordinated notes, the principal amount of our term loan, the principal amount of our capital lease obligations and $3.3 million of borrowings under our revolving credit facility. Our cash balance at March 31, 2002 was $18,000.

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

   On February 1, 2002, Precision entered into a new credit agreement and a new master lease agreement (accounted for as a capital lease). Funding took place on February 4, 2002. A portion of the proceeds from the new credit agreement, along with available cash, were utilized to repay in full the senior debt previously outstanding and costs and expenses related to the refinancing, while the new master lease agreement was used to refinance all obligations under our previous master lease agreement (accounted for as an operating lease). The remainder of the proceeds and availability under the new credit agreement will be used as needed for working capital and other general corporate purposes.

   The new credit agreement consists of a $44.050 million term loan that has been fully drawn and a $25.0 million revolving credit facility. The term loan amortizes over 47 months with quarterly principal payments of 2.5% of the original principal amount in each of quarters three through twelve, 5.0% in each of quarters thirteen through fifteen and 60.0% in quarter sixteen. The first principal payment is due October 1, 2002. Interest on the term loan is payable at an annual rate of LIBOR plus a margin of 5.00%, subject to a minimum interest rate of 10.00% through December 31, 2002, increasing to 11.00% through December 31, 2004 and to 12.00% thereafter. Principal payments totaling $1.202 million were made against the term loan during the first quarter of 2002 as required due to certain asset sales.

   The revolving credit facility matures January 1, 2006. Borrowings under this facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory, each as defined in the new credit agreement, and subject to other eligibility requirements and reserves as per the new credit agreement. In certain instances, borrowings under the revolving credit facility can be further restricted due to limitations on Permitted Indebtedness as defined in the indenture related to our senior subordinated notes. Interest on the revolving credit facility is payable at an annual rate of either LIBOR plus a margin of 3.25% or the lender's index rate plus a margin of 1.75%, at Precision's option. There is also an unused facility fee payable at an annual rate of 0.50% on any unused portion of the revolving credit facility. As of May 7, 2002, $14.6 million of undrawn capacity was available for borrowing under the revolving credit facility.

   The new master lease agreement has a principal balance of $5.950 million and amortizes over 47 months with principal and interest payable as described above for the new term loan. This lease is being accounted for as a capital lease.

   If Precision's Consolidated Senior Leverage Ratio (as defined in the new credit agreement) exceeds 2.75x for the quarter ending March 31, 2002; 3.0x for the quarters ending June 30, 2002 or September 30, 2002; 2.5x for the quarters ending December 31, 2002 or March 31, 2003; or 2.25x for any quarter thereafter, then Precision's borrowing rate will increase 200 basis points on an in-kind basis over the otherwise applicable annual rate on the term loan and the revolving credit facility. Such in-kind amounts would be payable at the maturity date of the new credit agreement, so long as Precision is not otherwise in default. If Precision has a continuing Event of Default, as defined in the new credit agreement, our borrowing rate will increase 200 basis points over the otherwise applicable annual rates under both the new credit and master lease agreements.

   The lenders have the right to syndicate the revolving credit facility. If the lenders determine that they are unable to syndicate the revolving credit facility under its agreed upon terms, they have the right to adjust the pricing and structure of the revolving credit facility whether or not it is eventually syndicated to a third party or held by one or both of the current lenders. Pricing changes of up to 300 basis points on inventory advances and up to 100 basis points on other advances are permitted. Changes to the structure could include, without limitation, adjusting advance rates, eligibility requirements and reserve requirements, going from a consolidated borrowing base to individual company borrowing bases and/or reducing the term of each of the credit facilities to three years.

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

   Costs and expenses related to the refinancing totaled $4.5 million and were capitalized and will be amortized over the life of the related agreements. In accordance with the Company's early adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections, the remaining unamortized debt issue costs relating to the obligations repaid via the refinancing have been written off as a component of interest expense in the first quarter of 2002. Such write-off totaled $0.9 million. Unamortized deferred lease costs totaling $0.1 million related to the old master lease agreement was written off through cost of sales in the first quarter of 2002.

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

   Precision's amortization requirements are limited to the new term loan and capital lease obligations under the new master lease agreement. Our significant contractual obligations from March 31, 2002 are as follows (in thousands):


                               April 1, to
                              December 31,
(In thousands)                    2002           2003        2004         2005         2006        Thereafter
                             ----------------  ----------  ----------  -----------  -----------   --------------

Long term debt                  $   1,130      $   4,405   $   4,405    $   7,709   $  28,559     $  100,000

Capital lease obligations       $     149      $     595   $     595    $   1,041   $   3,570     $      ---

Operating lease obligations     $   2,783      $   3,204   $   2,472    $   2,199   $   1,719     $    2,499

   Precision's other debt service requirements over the next two years consist primarily of interest expense on its outstanding debt and capital lease obligations. Any amounts then outstanding under the new revolving credit agreement are due in 2006. Our other short-term cash needs are expected to consist primarily of working capital requirements and capital expenditures to maintain and expand Precision's manufacturing capabilities. Precision currently expects that its capital expenditures will be approximately $5.0 million in 2002, including capital expenditures to maintain current production capabilities, but excluding the assets related to the capital lease entered into as discussed above. However, Precision's capital expenditures will be affected by, and may be greater or less than currently anticipated depending upon, among other things, the size and nature of new business opportunities and bank credit limitations. The terms of the new credit agreement limit capital expenditures in 2002 to $5 million, the amounts incurred under the capital lease agreement noted above plus amounts for certain capital expenditure commitments entered into prior to 2002.

   Based upon current operations and the historical results of its subsidiaries, Precision believes that its cash flow from operations, together with available borrowings under its new revolving credit facility, will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled lease payments, and scheduled debt service over the next 12 months. However, there can be no assurance that Precision will generate adequate cash flow. In addition, Precision's ability to repay outstanding debt at maturity may depend on the availability of refinancing. At May 7, 2002, Precision had $2.2 million outstanding under its new revolving credit facility and had a cash balance in its bank accounts of $0.9 million. Total unused availability at that date is approximately $14.6 million based on the borrowing base formula in the agreement and considering the limits on Permitted Indebtedness as defined and contained in the indenture related to our senior subordinated notes.

INFLATION

   We do not believe that inflation has had a significant impact on our cost of operations.

OTHER CONSIDERATIONS

 PRECISION'S SUBSTANTIAL DEBT AND THE SIGNIFICANT DEMANDS ON ITS CASH RESOURCES COULD AFFECT ITS ABILITY TO MAKE PAYMENTS ON ITS OUTSTANDING DEBT AND ACHIEVE ITS BUSINESS PLAN.

   Substantial Debt. Precision has incurred a substantial amount of indebtedness that requires significant interest payments. As of March 31, 2002, Precision had total consolidated debt of $152.2 million and net interest expense of approximately $5.5 million for the quarter then ended. Precision refinanced its senior debt and master lease agreement on February 4, 2002. Subject to the limits contained in the indenture governing Precision's outstanding senior subordinated notes, the new credit and master lease agreements, Precision and its subsidiaries may incur additional indebtedness from time to time to finance capital expenditures, investments or for other general corporate purposes. As of May 7, 2002, $2.2 million was outstanding under the revolving credit facility and the Company had a cash balance in its bank accounts of approximately $0.9 million.

   Demands on Cash Resources. Precision has substantial demands on its cash resources in addition to operating expenses and interest expense on the senior subordinated notes, including, among others, interest and amortization payments under its new credit and master lease agreements. See "Liquidity and Capital Resources" above.

   Effects on Precision's Business Strategy. Precision's level of indebtedness and the corresponding demands on its cash resources could have important effects on Precision's business. For example these demands could, among other things:

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

   There can be no assurance that any such strategy could be affected on terms satisfactory to Precision or at all.

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

FAILURE TO MAINTAIN RELATIONSHIPS WITH PRECISION'S LARGER CUSTOMERS AND FAILURE BY PRECISION'S CUSTOMERS TO CONTINUE TO PURCHASE SUFFICIENT QUANTITIES DUE TO CHANGES IN MARKET CONDITIONS COULD HAVE AN ADVERSE EFFECT ON ITS OPERATIONS.

   Precision's largest customer, General Electric Power Systems, accounted for approximately 40% of net sales in the quarter ended March 31, 2002, and its top ten customers accounted for approximately 86% of its sales during the same period. The termination by General Electric Power Systems or any one or more of Precision's other top 10 customers of their relationship with Precision or their failure to purchase sufficient quantities from Precision could have a material adverse effect upon Precision's business, financial condition and results of operations.

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

PRECISION'S BUSINESS COULD BE ADVERSELY AFFECTED IF IT IS UNABLE TO OBTAIN RAW MATERIALS AND COMPONENTS FROM ITS SUPPLIERS ON FAVORABLE TERMS.

   Generally, Precision's major raw materials consist of traditional materials such as steel, aluminum, iron, copper, magnesium and bronze, as well as exotic and difficult to machine materials such as titanium, inconel and invar. A portion of its raw materials is supplied by its customers on consignment. Raw materials not supplied by its customers are purchased from several suppliers. Although all of these materials have been available in adequate quantities to meet its production demands in the past, Precision can give you no assurance that such materials will be available in adequate quantities in the future. Precision does not presently anticipate any raw material shortages that would significantly affect production. However, the lead times between the placement of orders for certain raw materials and actual delivery to Precision may vary significantly and Precision may from time to time be required to order raw materials in quantities and at prices less than optimal to compensate for the variability of lead times of delivery. Precision's business could be adversely affected if Precision is unable to obtain raw materials and components from suppliers on favorable terms.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

   Precision's term loan and capital lease program, as refinanced in February 2002, provide for interest to be charged at LIBOR plus a margin of 5%, subject to a minimum interest rate of 10.00% through December 31, 2002, increasing to 11.00% through December 31, 2004 and to 12.00% thereafter. Because LIBOR plus a margin of 5% is significantly below the floor of 10% currently in effect on the term loan and capital lease arrangement, a 100 basis point change in LIBOR would not currently have an impact on interest expense. However, should LIBOR increase to a point where LIBOR plus the 5% margin equaled or exceeded 10%, based on Precision's level of outstanding borrowings from its term loan and obligations under the capital lease arrangement at May 7, 2002, a 100 basis point increase in interest rate would result in a $0.5 million annual increase in interest expense.

   Precision's revolving line of credit provides for interest to be charged at either the LIBOR rate or a base rate plus, in each case, a margin determined in accordance with the credit agreement. Based on Precision's level of outstanding borrowings under its revolving line of credit as of May 7, 2002, a 100 basis point change in interest rates would result in less than a $0.1 million annual change in interest expense.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

10.1 Credit Agreement, dated as of February 1, 2002 among (a) Precision Partners, Inc., the guarantors and lenders named therein, General Electric Capital Corporation, a New York corporation (in its individual capacity, "GE Capital"), for itself, as Lender, and as Agent for Lenders, General Electric Capital Corporation, as Revolving Credit Agent, Ableco Finance LLC, as Lender, and the other Lenders from time to time party hereto. (Incorporated by reference to exhibit 10.1 to the registrant's annual report of Form 10-K for its fiscal year ended December 31, 2001).

10.2 Master Lease Agreement, dated as of February 1, 2002 , between General Electric Capital Corporation, for itself as Lessor and as agent for Lessors, and Galaxy Industries Corporation, Mid State Machine Products, Nationwide Precision Products Corp., General Automation, Inc., an Illinois corporation, Certified Fabricators, Inc., Gillette Machine & Tool Co., Inc, Galaxy Precision Products Corp., and Precision Partners, Inc. (Incorporated by reference to exhibit 10.2 to the registrant's annual report of Form 10-K for its fiscal year ended December 31, 2001).


10.3 Guaranty (this "GUARANTY"), dated as of February 1, 2002, by and between Precision Partners Holding Company, a Delaware corporation ("GUARANTOR"), and General Electric Capital Corporation, a New York corporation, individually and as agent (in such capacity, "AGENT") for the lenders from time to time signatory to the Credit Agreement. (Incorporated by reference to exhibit 10.3 to the registrant's annual report of Form 10-K for its fiscal year ended December 31, 2001).

10.4 Security Agreement, dated as of February 1, 2002, by and between Precision Partners Inc., a Delaware corporation ("PRECISION"), its subsidiaries as identified in the Credit Agreement (the "SUBSIDIARIES"); Precision Partners Holding Company (the "GUARANTOR"; together with Precision and the Subsidiaries, the "GRANTORS"), and General Electric Capital Corporation, a New York corporation, as agent (in such capacity, "AGENT") for the lenders from time to time signatory to the Credit Agreement. (Incorporated by reference to exhibit 10.4 to the registrant's annual report of Form 10-K for its fiscal year ended December 31, 2001).

10.5 Stock Pledge Agreement, dated as of February 1, 2002 (together with all amendments, if any, from time to time hereto, this "Agreement") is between Precision Partners, Inc., a Delaware corporation (the "PLEDGOR") and General Electric Capital Corporation, in its capacity as agent (together with any successor thereto appointed pursuant to the Credit Agreement, as hereinafter defined, the "AGENT") for the lenders from time to time party to the Credit Agreement. (Incorporated by reference to exhibit 10.5 to the registrant's annual report of Form 10-K for its fiscal year ended December 31, 2001).

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

                                          PRECISION PARTNERS, INC.

Dated:  May 14, 2002                      By: /s/ Frank R. Reilly
                                              --------------------------------
                                              Frank R. Reilly
                                              Executive Vice President and Chief
                                              Financial Officer