Form 10-Q
period 2002-06-30
PRECISION PARTNERS INC
filed 2002-08-14
CIK 1086478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                   FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002.

                                       OR

          [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                100 Village Court
                                    Suite 301
                            Hazlet, New Jersey 07730
                    ----------------------------------------
                    (Address of principal executive offices)

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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 100 as of July 31, 2002.

                            PRECISION PARTNERS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                      PAGE NO.

Disclosure Concerning Forward Looking Statements                           3

PART I: FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of
               June 30, 2002 (Unaudited) and December 31, 2001             4

               Unaudited Condensed Consolidated Statements of Operations
               for the Three and Six Months Ended June 30, 2002 and 2001   5

               Unaudited Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended June 30, 2002 and 2001             6

               Notes to Unaudited Condensed Consolidated Financial
               Statements                                                  7

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        16

      Item 3.  Quantitative and Qualitative Disclosure of Market Risk     34

PART II: OTHER INFORMATION

      Item 1.  Legal Proceedings                                          35

      Item 2.  Changes in Securities and Use of Proceeds                  35

      Item 3.  Defaults Upon Senior Securities                            35

      Item 4.  Submission of Matters to a Vote of Securities Holders      35

      Item 5.  Other Information                                          35

      Item 6.  Exhibits and Reports on Form 8-K                           35


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

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            Precision Partners, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except for share data)

                                                       JUNE 30,     DECEMBER 31,
                                                         2002           2001
                                                      -----------   ------------
                                                      (Unaudited)
  ASSETS
  Current assets:
    Cash and cash equivalents                          $      --      $  11,144
      Trade accounts receivable less allowance
      for doubtful accounts of $782 at June 30,
      2002 and $739 at December 31, 2001                  20,349         18,465
    Inventories                                           15,220         13,813
    Assets held for sale                                     247          2,825
    Other current assets                                   2,145            696
                                                       ---------      ---------
  TOTAL CURRENT ASSETS                                    37,961         46,943

  Property, plant, and equipment, at cost, net            65,470         64,971
  Goodwill, net of accumulated amortization
    of $11,775 at June 30, 2002 and
    December 31, 2001                                     67,700         67,700
  Other assets                                             8,380          6,056
                                                       ---------      ---------
  TOTAL ASSETS                                         $ 179,511      $ 185,670
                                                       =========      =========

  LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
  Current liabilities:
     Accounts payable                                  $  14,606      $  13,929
     Accrued expenses                                     12,865         13,219
     Customer advances                                     3,335          3,853
     Current portion of long term debt and
       capital lease obligations                           3,773          1,305
     Other current liabilities                             2,238          2,531
                                                       ---------      ---------
  TOTAL CURRENT LIABILITIES                               36,817         34,837

  Long term debt and capital lease
    obligations, less current portion                    147,350        148,645
  Non-current deferred income taxes                          212            212

  Commitments and contingencies
    Stockholder's equity (deficit):
      Common stock, $.01 par value;
        100 shares authorized,
        issued and outstanding                                --             --
       Additional paid in capital                         48,080         48,076
       Accumulated deficit                               (52,948)       (46,100)
                                                       ---------      ---------
  TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                    (4,868)         1,976
                                                       ---------      ---------
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY
  (DEFICIT)                                            $ 179,511      $ 185,670
                                                       =========      =========

    See accompanying notes

                            Precision Partners, Inc.
            Unaudited Condensed Consolidated Statements of Operations
                                 (in thousands)

                                     Three months ended       Six months ended
                                           June 30,                June 30,
                                    --------------------   --------------------
                                      2002        2001       2002        2001
                                    --------    --------   --------    --------
Net sales                           $ 41,388    $ 47,393   $ 83,374    $ 96,874
Cost of sales                         34,721      37,935     68,941      77,592
Restructuring charges and
  impairment of long-lived assets         53          --         (9)         --
                                    --------    --------   --------    --------

GROSS PROFIT                           6,614       9,458     14,442      19,282
Selling, general and
  administrative expenses              4,904       6,590     10,887      14,605
                                    --------    --------   --------    --------

OPERATING INCOME                       1,710       2,868      3,555       4,677
Interest income                            3           5         16          18
Interest expense                      (4,886)     (4,439)   (10,370)     (8,985)
Other expense, net                       (25)       (119)       (49)       (311)
                                    --------    --------   --------    --------

LOSS BEFORE INCOME TAXES              (3,198)     (1,685)    (6,848)     (4,601)
Provision for income taxes                --         342         --         642
                                    --------    --------   --------    --------

NET LOSS                            $ (3,198)  $  (2,027)  $ (6,848)   $ (5,243)
                                    ========   =========   ========    ========



See accompanying notes

                            Precision Partners, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                           Six months ended
                                                                June 30,
                                                       -------------------------
                                                          2002           2001
                                                       ---------      ----------
OPERATING ACTIVITIES
Net loss                                               $  (6,848)     $  (5,243)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
      Depreciation and amortization of assets
        under capital leases                               7,413          7,700
      Amortization of goodwill                                --          2,014
      Amortization  and  write-off of
        debt issue costs                                   1,760            443
      Loss on disposal of fixed assets                        29            336
      Gain on disposal of assets held for
        sale                                                 (29)            --
      Changes in operating assets and
       liabilities:
        Trade accounts receivable                         (1,799)          (996)
        Inventories                                       (1,407)        (1,883)
        Other current assets                              (1,449)          (366)
        Other assets                                        (708)           218
        Accounts payable                                     677         (2,871)
        Accrued expenses                                    (354)        (1,212)
        Customer advances                                   (518)         2,929
        Other current liabilities                           (293)           773
                                                       ---------      ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       (3,526)         1,842

INVESTING ACTIVITIES
Proceeds from sale of assets held for sale                 2,607             --
Proceeds from sale of property, plant and
  equipment                                                   64            684
Purchases of property, plant and equipment                (2,140)        (3,121)
                                                       ---------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          531         (2,437)

FINANCING ACTIVITIES
Repayments of borrowings from revolving
  line of credit                                         (25,605)       (28,947)
Proceeds from revolving line of credit                    11,874         33,882
Proceeds from term loan                                   44,050             --
Repayments of long term debt                             (35,096)        (3,686)
Contributions of capital                                       4             13
Payment of debt issue costs                               (3,376)            --
                                                       ---------      ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (8,149)         1,262
                                                       ---------      ---------
Net (decrease) increase in cash and cash
  equivalents                                            (11,144)           667
Cash and cash equivalents, beginning of period            11,144             --
                                                       ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $      --      $     667
                                                       =========      =========
SUPPLEMENTARY INFORMATION FOR THE STATEMENT OF
  CASH FLOWS:
Interest payments                                      $   8,654      $   8,951
Income tax payments (refunds)                          $      --      $     (68)
Non-cash investing activity:
  Capital lease obligations                            $   5,950      $      --
  Short-term  receivable (included in
    accounts receivable) received upon
    sale of fixed assets                               $      85      $      --

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

     In February 1999, Precision Partners, Inc. ("Precision" or the "Company") was formed as a wholly-owned subsidiary of Precision Partners Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of LLC. On March 19, 1999, as part of a reorganization, LLC contributed to Precision, through Holdings, its investments and related assets in Galaxy, Mid State and Precision Partners Management Corporation ("Management Corporation"), which comprised substantially all of the assets of LLC ("the 1999 Reorganization"). Simultaneous with this reorganization, Precision purchased all of the issued and outstanding capital stock of Certified Fabricators, Inc. and its sister company Calbrit Design, Inc. (together, "Certified") and purchased substantially all of the assets and assumed certain liabilities of General Automation, Inc. ("General Automation") and Nationwide Precision Products Corp. ("Nationwide"). Also, on September 1, 1999, Precision purchased all of the issued and outstanding capital stock of Gillette Machine & Tool Co., Inc. ("Gillette") using existing cash and borrowings under Precision's credit facilities. The acquisitions of Certified, General Automation, Nationwide, and Gillette are referred to collectively as the "1999 Acquisitions".

     The 1999 Acquisitions were financed through the net proceeds of the issuance of $100,000,000 aggregate principal amount 12% senior subordinated notes due 2009, together with borrowings under Precision's credit facilities, an equity contribution of approximately $10,000,000 and available cash. The total purchase price, including transaction expenses, was approximately $116,593,000.

     In connection with the refinancing of Precision's bank credit facilities and the execution of a term loan in December 2000, capital contributions of $6.0 million were made to LLC by investors in 2000 bringing the aggregate capital contributed to $48.1 million. LLC contributed this capital through Holdings to Precision.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily, and should not be construed as, indicative of the results that may be achieved for a full year.

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

     Galaxy closed one of its two plants in the fourth quarter of 2001. The equipment that was located in the plant that closed was moved prior to December 31, 2001. The following summarizes the accruals remaining at June 30, 2002 related to the charges recorded during 2001 in connection with the restructuring of Galaxy (in thousands):

    Future rent and taxes on plant to be eliminated               $ 507
    Provision for terminating equipment leases                       53
                                                                  -----
    Total restructuring accruals - Galaxy                         $ 560
                                                                  =====

     During the first and second quarters of 2002, approximately $88,000 and $140,000, respectively, was paid and charged against the above noted accruals. Additionally, management incurred pre-tax cash costs of approximately $75,000 (included in cost of sales) in the first quarter of 2002 to move equipment in connection with the restructuring of Galaxy. Management expects that cash will be expended against the above noted accruals as follows (in thousands):

      Remaining 6 months of year ending December 31, 2002         $ 130
      Year ending December 31, 2003                               $ 178
      Year ending December 31, 2004                               $ 181
      Year ending December 31, 2005                               $  71

     Certified has substantially completed the consolidation of its operations into one of its current operating facilities. Equipment to be retained has been relocated from two other operating facilities, both of which are leased. Certified is marketing the equipment which has become excess as a result of this restructuring and has received approximately $178,000 in proceeds from related sales and a $30,000 deposit on another piece of equipment during the first two quarters of 2002. At June 30, 2002, an accrual for $339,000 for future rent and taxes on plants to be eliminated remains related to the charges recorded during 2001 in connection with the restructuring of Certified.

     Management incurred pre-tax cash costs of approximately $366,000 (included in cost of sales) during the first two quarters of 2002 to move equipment in connection with the restructuring of Certified, and management expects to incur approximately $0.1 million in the third quarter to complete the consolidation of its operations into one facility. Management expects that cash will be expended against the above noted accruals as follows (in thousands):

      Remaining 6 months of year ending December 31, 2002         $ 209
      Year ending December 31, 2003                               $ 105
      Year ending December 31, 2004                               $  25

     Additionally, General Automation entered into a contract for the sale and leaseback of its land and building during the fourth quarter of 2001. This transaction closed in March 2002 resulting in a small reduction of the impairment charge of $0.2 million recorded in the fourth quarter of 2001 for the estimated loss on the sale.

3.  INVENTORIES

     Inventories consist of the following at:

                                                        June 30,    December 31,
                                                          2002         2001
                                                       ---------    -----------
                                                             (In thousands)
Raw materials                                          $   4,980      $   4,608
Work in process                                            8,156          6,309
Finished goods                                             2,505          3,407
                                                       ---------      ---------
                                                          15,641         14,324
Less reserves                                                421            511
                                                       ---------      ---------
                                                       $  15,220      $  13,813
                                                       =========      =========

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, which are valued at cost, consists of the following at:

                                                        June 30,    December 31,
                                                          2002         2001
                                                       ---------    -----------
Leasehold improvements                                 $   1,409      $     962
Machinery and equipment                                   91,866         90,039
Furniture, fixtures and other                              2,958          3,333
Equipment under capital leases                             5,950           --
                                                       ---------      ---------
                                                         102,183         94,334
Less accumulated depreciation
and amortization                                          36,713         29,363
                                                       ---------      ---------
                                                       $  65,470      $  64,971
                                                       =========      =========

5.  ACCRUED EXPENSES

     Accrued expenses consist of the following at:

                                                        June 30,    December 31,
                                                          2002         2001
                                                       ---------    -----------
                                                            (In thousands)

Accrued interest                                       $   4,114      $   4,147
Accrued bonuses                                            1,793          3,390
Accrued payroll and other employee expenses                1,891          1,771
Accrued trade payables                                     1,489          1,052
Accrued professional fees                                    814            839
Other                                                      2,764          2,020
                                                       ---------      ---------
                                                       $  12,865      $  13,219
                                                       =========      =========

6.  DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consists of the following at:

                                                         June 30,   December 31,
                                                           2002        2001
                                                         ---------  -----------
                                                            (In thousands)

Precision Partners, Inc. 12% Senior Subordinated Notes
     due 2009, interest due semiannually on March 15
     and September 15 commencing on September 15, 1999.   $100,000     $100,000

Term loan maturing January 31, 2006 payable in
     quarterly principal payments of 2.5% of the
     original principal amount in each of quarters
     three through twelve, 5.0% in each of quarters
     thirteen through fifteen and 60.0% in quarter
     sixteen. The first principal payment is due
     October 1, 2002. Interest on the term loan is
     payable at an annual rate of LIBOR plus a margin
     of 5.00%, subject to a minimum interest rate of
     10.00% through December 31, 2002, increasing to
     11.00% through December 31, 2004 and to 12.00%
     thereafter. The interest rate was 10% at June 30,
     2002 based on the minimum interest rate provision
     noted above. The loan, along with the capital
     lease obligation discussed below, is secured by a
     first priority lien in all assets and property of
     Precision and its subsidiaries except for
     inventories and receivables that secure the
     revolving line of credit discussed below, in which
     the term loan and capital lease holders have a
     second priority lien.                                  42,670           --

Capital lease obligation maturing January 31, 2006
     payable in quarterly principal payments of 2.5% of
     the original principal amount in each of quarters
     three through twelve, 5.0% in each of quarters
     thirteen through fifteen and 60.0% in quarter
     sixteen. The first principal payment is due
     October 1, 2002. Interest on the term loan is
     payable at an annual rate of LIBOR plus a margin
     of 5.00%, subject to a minimum interest rate of
     10.00% through December 31, 2002, increasing to
     11.00% through December 31, 2004 and to 12.00%
     thereafter. The interest rate was 10% at June 30,
     2002 based on the minimum interest rate provision
     noted above. This obligation, along with the term
     loan discussed above, is secured by a first
     priority lien in all assets and property of
     Precision and its subsidiaries except for
     inventories and receivables that secure the
     revolving line of credit discussed below, in which
     the term loan and capital lease holders have a
     second priority lien.                                   5,950           --

Revolving line of credit with a limit of $25.0 million
     maturing January 31, 2006, secured by a first
     priority lien in all inventory and receivables of
     Precision and its subsidiaries and a second
     priority lien in all other assets and property of
     Precision and its subsidiaries. Advances under the
     line are available based upon 85% of eligible
     accounts receivable and 50% of eligible
     inventories. Interest is payable at an annual rate
     (6.50% as of June 30, 2002) of either LIBOR plus a
     margin of 3.25% or the lender's index rate plus a
     margin of 1.75%, at Precision's option; and there
     is a commitment fee of 0.5% per year based on the
     unused portion of the line, payable quarterly.          2,480           --

Term loans extinguished in February 2002 refinancing
    described below.                                            --       33,673

Revolving line of credit extinguished in February 2002
   refinancing described below.                                 --       16,211

Other                                                           23           66
                                                          --------     --------
                                                           151,123      149,950
Less current portion                                         3,773        1,305
                                                          --------     --------
Total long-term portion of debt and capital lease
    obligations                                           $147,350     $148,645
                                                          ========     ========

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

     The new credit agreement consists of a $44.050 million term loan that has been fully drawn and a $25.0 million revolving credit facility. The term loan amortizes over 47 months with quarterly principal payments of 2.5% of the original principal amount in each of quarters three through twelve, 5.0% in each of quarters thirteen through fifteen and 60.0% in quarter sixteen. The first principal payment is due October 1, 2002. Interest on the term loan is payable at an annual rate of LIBOR plus a margin of 5.00%, subject to a minimum interest rate of 10.00% through December 31, 2002, increasing to 11.00% through December 31, 2004 and to 12.00% thereafter. Principal payments totaling $1.380 million were made against the term loan during the first six months of 2002, as required due to certain asset sales.

     The revolving credit facility matures January 1, 2006. Borrowings under this facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory, each as defined in the new credit agreement, and subject to other eligibility requirements and reserves as per the new credit agreement. In certain instances, borrowings under the revolving credit facility can be further restricted due to limitations on Permitted Indebtedness, as defined in the indenture related to Precision's senior subordinated notes. Interest on the revolving credit facility is payable at an annual rate of either LIBOR plus a margin of 3.25% or the lender's index rate plus a margin of 1.75%, at Precision's option. There is also an unused facility fee payable at an annual rate of 0.50% on any unused portion of the revolving credit facility. As of August 9, 2002, $15.8 million of undrawn capacity was available for borrowing under the revolving credit facility.

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

     Costs and expenses related to the refinancing totaled $4.5 million, of which $1.1 million had been incurred at December 31, 2001. The Company has aggregate unamortized debt issue costs of $7.5 million at June 30, 2002, related to all of its outstanding debt obligations. The costs are being amortized over the life of the related debts. In accordance with the Company's early adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections, the remaining unamortized debt issue costs relating to the obligations repaid via the refinancing have been written off as a component of interest expense in the first quarter of 2002. Such write-off totaled $0.9 million. See Note 9.

7.   LITIGATION

     Precision and its subsidiaries are defendants from time to time in lawsuits and disputes arising in the normal course of business. Management believes that the ultimate outcome of those matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     On May 18, 2001, our subsidiary, Galaxy Industries, Inc., was sued by a former temporary employee for work-related injuries. The case, entitled ERIC KELLY VS. GALAXY INDUSTRIES, INC., is pending before Circuit Court, Wayne County, Michigan. Suits involving workplace injuries are normally barred by applicable workers compensation statutes. However, the plaintiff is arguing that he is able to assert a civil action under an exception to the exclusive remedy provision of Michigan's workers compensation act because he claims the injury was intentionally caused by Galaxy. Galaxy denies the plaintiff's assertion. On May 20, 2002, Galaxy's motion for summary judgment was granted as to two counts of the Complaint, but denied with respect to the intentional injury claim. Galaxy has appealed the trial court's denial of its summary judgment motion, which appeal is currently pending. The plaintiff is seeking $10 million in damages. Although our comprehensive general liability insurance policy contains an exception for intentional injuries, we believe this case is covered by insurance. We also believe that Galaxy has strong arguments to prevail on the merits of this case.

8.  INCOME TAXES

     During the three and six months ended June 30, 2001 Precision recorded a provision for taxes based on its expectation that it would incur certain state tax obligations during the year, notwithstanding that it had incurred significant losses on a consolidated basis. Precision does not expect to incur federal or state tax obligations in 2002 and, therefore, has not recorded a tax provision in the first six months of the year.

9.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment upon adoption with completion of testing within one year of adoption and at least annually thereafter. The Company, as required, adopted SFAS No. 142 beginning January 1, 2002. Application of the nonamortization provisions of SFAS No. 142 will result in a reduction of amortization expense of approximately $4.0 million in 2002. The Company is testing goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company has completed the first step of the initial required impairment tests of goodwill and has determined that certain subsidiaries with aggregate goodwill of approximately $44.1 million must undergo the second step of the impairment testing process. If any charge results from the second step of the impairment testing it is expected to be substantially less than the aggregate goodwill at these subsidiaries. The Company will complete the second step by December 31, 2002. Any impairment charge will be reflected as the cumulative effect of a change in accounting principle. As the Company has not yet completed the testing, it has not yet determined what the effect of these tests will be on its earnings and financial position. In addition to the transitional test discussed above, the Company will be required to complete its annual goodwill impairment test later in 2002 and there can be no assurance that this will not lead to impairment charges in excess of any that might be required in connection with the transitional testing.

     The following table sets forth the pro forma impact of applying the new non-amortization provisions of SFAS No. 142 on net loss in the first quarter of 2001:

                                For the Three                For the Six
                                 Months Ended                Months Ended
                         --------------------------   -------------------------
                                   June 30,                    June 30,

 (In thousands)                2002        2001            2002         2001
                         (as reported)  (pro forma)   (as reported)  (pro forma)
                         -------------  -----------   -------------  -----------
    Reported net loss      $ (3,198)     $ (2,027)      $ (6,848)      $ (5,243)
    Add back:
      Goodwill amortization      --         1,010             --          2,014
                           --------      --------       --------       --------
      Adjusted net loss    $ (3,198)     $ (1,017)      $ (6,848)      $ (3,229)
                           ========      ========       ========       ========

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

     Galaxy closed one of its two plants in the fourth quarter of 2001. The equipment that was located in the plant that closed was moved prior to December 31, 2001. The following summarizes the accruals remaining at June 30, 2002 related to the charges recorded during 2001 in connection with the restructuring of Galaxy (in thousands):

    Future rent and taxes on plant to be eliminated               $ 507
    Provision for terminating equipment leases                       53
                                                                  -----
    Total restructuring accruals - Galaxy                         $ 560
                                                                  =====

     During the first and second quarters of 2002, approximately $88,000 and $140,000, respectively, was paid and charged against the above noted accruals. Additionally, management incurred pre-tax cash costs of approximately $75,000 (included in cost of sales) in the first quarter of 2002 to move equipment in connection with the restructuring of Galaxy. Management expects that cash will be expended against the above noted accruals as follows (in thousands):

      Remaining 6 months of year ending December 31, 2002         $ 130
      Year ending December 31, 2003                               $ 178
      Year ending December 31, 2004                               $ 181
      Year ending December 31, 2005                               $  71

     Certified has substantially completed the consolidation of its operations into one of its current operating facilities. Equipment to be retained has been relocated from two other operating facilities, both of which are leased. Certified is marketing the equipment which has become excess as a result of this restructuring and has received approximately $178,000 in proceeds from related sales and a $30,000 deposit on another piece of equipment during the first two quarters of 2002. At June 30, 2002 an accrual for $339,000 for future rent and taxes on plants to be eliminated remains related to the charges recorded during 2001 in connection with the restructuring of Certified.

     Management incurred pre-tax cash costs of approximately $366,000 (included in cost of sales) during the first two quarters of 2002 to move equipment in connection with the restructuring of Certified, and management expects to incur approximately $0.1 million in the third quarter to complete the consolidation of its operations into one facility. Management expects that cash will be expended against the above noted accruals as follows (in thousands):

      Remaining 6 months of year ending December 31, 2002         $ 209
      Year ending December 31, 2003                               $ 105
      Year ending December 31, 2004                               $  25

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

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited financial information for the periods indicated:

                                       For the Three        For the Six Months
                                       Months Ended               Ended
                                         June 30,               June 30,
                                   --------------------    ---------------------
(In thousands)                       2002        2001        2002        2001
                                   --------    --------    --------    ---------
OPERATING DATA:
NET SALES                          $ 41,388    $ 47,393    $ 83,374    $ 96,874
Cost of sales                        34,721      37,935      68,941      77,592
Restructuring charges and
  impairment of long-lived
  assets                                 53          --          (9)         --
                                   --------    --------    --------    --------
GROSS PROFIT                          6,614       9,458      14,442      19,282

Selling, general and
  administrative expenses             4,904       6,590      10,887      14,605
                                   --------    --------    --------    --------
OPERATING  INCOME                     1,710       2,868       3,555       4,677

Interest expense, net                (4,883)     (4,434)    (10,354)     (8,967)
Other expense, net                      (25)       (119)        (49)       (311)
Provision for income taxes             --          (342)         --        (642)
                                   --------    --------    --------    --------
NET LOSS                           $ (3,198)   $ (2,027)   $ (6,848)   $ (5,243)
                                   ========    ========    ========    ========
OTHER FINANCIAL DATA:
Depreciation and amortization      $  3,747    $  4,884    $  7,413    $  9,714
EBITDA (1)                         $  5,457    $  7,752    $ 10,968    $ 14,391
Non-cash impairment and
  other charges                          53          --          (9)         --
                                   --------    --------    --------    --------
ADJUSTED EBITDA (1)                $  5,510    $  7,752    $ 10,959    $ 14,391
                                   ========    ========    ========    ========

Cash flow provided by (used in)
  operating activities             $  2,512    $  5,118    $ (3,526)   $  1,842

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

NET SALES

     Net sales decreased 12.7% to $41.4 million in the second quarter of 2002 compared to $47.4 million in the second quarter of 2001. The decrease is primarily due to a significant reduction in demand for power generation component parts at Mid State. Higher sales of heavy truck axle components and other truck and automotive components at Nationwide, higher sales of light truck braking components at General Automation and an increase in aerospace related sales at Certified more than offset lower business machine component sales at Gillette and Nationwide and lower medical machine component sales at Gillette.

     As noted in our Form 10-K for the year ended December 31, 2001, the sale of power generation components provided a substantial portion of our sales growth in 2001. Based on current industry conditions and sales volumes as of the date of this filing, we currently expect that sales at Mid State in the third quarter and full year 2002 will be significantly less than in the comparable periods of 2001. Mid State is pursuing alternative sources of revenue to offset this expected decline, but we currently estimate the decline in sales at Mid State to approximate 30% for the full year with a corresponding negative impact on Mid State's profitability.

COST OF SALES

     Cost of sales decreased 8.5% to $34.7 million in the second quarter of 2002 compared to $37.9 million in the second quarter of 2001. The decrease is primarily driven by lower sales volume in 2002. The three months ended June 30, 2002 includes approximately $0.3 million of costs related to the reorganization and consolidation of plants at Certified.

RESTRUCTURING AND IMPAIRMENT CHARGES AFFECTING GROSS PROFIT

     During 2001, management approved restructuring plans for its Galaxy and Certified operations and agreed to a sale and leaseback of General Automation's land and building. During the first quarter of 2002, General Automation's land and building and some of the equipment that was impaired in the restructurings at Galaxy and Certified were sold. Certain fees and expenses related to these assets sales totaling $53,000 were not known at March 31, 2002 and were recognized during the three months ended June 30, 2002.

GROSS PROFIT

     Gross profit decreased 30.1% to $6.6 million in the second quarter of 2002 compared to $9.5 million in the second quarter of 2001. Lower gross profits reflect the overall lower level of sales, particularly at Mid State. Galaxy made positive gross profit in the current period as compared to losses in the prior year period. The three months ended June 30, 2002 includes approximately $0.3 million of costs related to the reorganization and consolidation of plants at Certified.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses (SG&A) decreased 25.6% to $4.9 million in the second quarter of 2002 compared to $6.6 million in the second quarter of 2001. The reduction was primarily due to the absence of goodwill amortization and the reduction in other SG&A expenses. The Company ceased amortizing goodwill in accordance with the required adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill amortization totaled $1.0 million in the second quarter of 2001. The reduction in other SG&A expenses was driven by cost reductions at Mid State, as expense reductions paralleled its sales decline, and at Galaxy reflecting the additional plant consolidation completed in December 2001.

OPERATING INCOME

     As a result of the foregoing, operating income fell 40.4% to $1.7 million in the second quarter of 2002 as compared to $2.9 million in the second quarter of 2001.

NET INTEREST EXPENSE

     For the second quarter of 2002, net interest expense increased 10.1% to $4.9 million from $4.4 million for the comparable period of 2001. The increase is attributable to higher average borrowing rates and higher amortization of deferred financing fees relating to Precision's new financing facilities.

INCOME TAXES

     During the second quarter of 2001 Precision recorded a provision for taxes based on its expectation that it would incur certain state tax obligations during the year, notwithstanding that it had incurred significant losses on a consolidated basis. Precision does not expect to incur federal or state tax obligations in 2002 and, therefore, has not recorded a tax provision in the three months ended June 30, 2002.

NET LOSS

     Net loss increased 57.8% to $3.2 million in the second quarter of 2002 compared to $2.0 million in the second quarter of 2001 due primarily to the aforementioned reasons.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased 23.1% to $3.7 million in the second quarter of 2002 compared to $4.9 million in the second quarter of 2001. The decrease is primarily due to the required adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Goodwill amortization totaled $1.0 million in the second quarter of 2001. Also contributing to the decrease in depreciation and amortization expense from the prior year's second quarter was the impairment and disposal of equipment at Galaxy and Certified resulting from the restructurings at those operations and the impairment and eventual disposal of General Automation's production facility in a sale-leaseback transaction.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

NET SALES

     Net sales decreased 13.9% to $83.4 million in the first six months of 2002 compared to $96.9 million in the first six months of 2001. The decrease is primarily due to a significant decline in demand for power generation component parts at Mid State. Further sales reductions included lower business machine component sales at Gillette and Nationwide and lower medical machine component sales at Gillette. These were partially offset by higher sales of heavy truck axle components and other truck and automotive components at Nationwide, higher sales of light truck braking components at General Automation and an increase in aerospace related sales at Certified. The prior year period includes sales from business lines that were discontinued because they were unprofitable.

     As noted in our Form 10-K for the year ended December 31, 2001, the sale of power generation components provided a substantial portion of our sales growth in 2001. Based on current industry conditions and sales volumes as of the date of this filing, we currently expect that sales at Mid State in the second quarter and full year 2002 will be significantly less than in the comparable periods of 2001. Mid State is pursuing alternative sources of revenue to offset this expected decline. We currently estimate the decline in sales at Mid State to approximate 30% for the full year with a corresponding negative impact on Mid State's profitability.

COST OF SALES

     Cost of sales decreased 11.1% to $68.9 million in the first six months of 2002 compared to $77.6 million in the same period of 2001. The decrease is primarily driven by lower sales volume in 2002. Each of the six month periods include approximately $0.4 million of costs related to the reorganization and consolidation of plants at Galaxy and Certified.

RESTRUCTURING AND IMPAIRMENT CHARGES AFFECTING GROSS PROFIT

     During 2001, management approved restructuring plans for its Galaxy and Certified operations and agreed to a sale and leaseback of General Automation's land and building. During the first quarter of 2002, General Automation's land and building and some of the equipment that was impaired in the restructurings at Galaxy and Certified were sold. The aggregate sales price of these assets resulted in a gain of $9,000 for the six months ended June 30, 2002.

GROSS PROFIT

     Gross profit decreased 25.1% to $14.4 million in the first six months of 2002 compared to $19.3 million in the first six months of 2001. Lower gross profits reflect the overall lower level of sales, particularly at Mid State. Galaxy was slightly above break even in gross profit in the current period as compared to losses in the prior year period. Each of the six month periods include approximately $0.4 million of costs related to the reorganization and consolidation of plants at Galaxy and Certified.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses (SG&A) decreased 25.5% to $10.9 million in the first six months of 2002 compared to $14.6 million in the first six months of 2001. The reduction was primarily due to the absence of goodwill amortization and the reduction in other SG&A expenses. The Company ceased amortizing goodwill in accordance with the required adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill amortization totaled $2.0 million in the first six months of 2001. The reduction in other SG&A expenses was driven by cost reductions at Mid State, as expense reductions paralleled its sales and profit decline, and at Galaxy reflecting the additional plant consolidation completed in December 2001. The first six months of 2002 also include approximately $0.5 million in corporate expenses related to the evaluation of strategic alternatives. The prior year's first six months includes approximately $0.4 million of expenses related to the reorganizations of Galaxy.

OPERATING INCOME

     As a result of the foregoing, operating income decreased 24.0% to $3.6 million in the first six months of 2002 as compared to $4.7 million in the first six months of 2001.

NET INTEREST EXPENSE

     For the first six months of 2002, net interest expense increased 15.5% to $10.4 million from $9.0 million for the comparable period of 2001. The increase is primarily attributable to the write-off of deferred financing fees of $0.9 million related to debts that were refinanced in February 2002. The Company elected to early adopt SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections, and accordingly, the Company has recorded the loss on extinguishment of debt relating to its write-off of the unamortized debt issue costs as a component of interest expense instead of as an extraordinary item as previously required. Amortization of deferred financing fees also increased approximately $0.3 million in the first six months of 2002 reflecting Precision's new financing facilities. Excluding the non-cash write-off and amortization of deferred financing fees, interest expense increased $0.2 million in the first six months of 2002 compared to the first six months of 2001.

INCOME TAXES

     During the first six months of 2001 Precision recorded a provision for taxes based on its expectation that it would incur certain state tax obligations during the year, notwithstanding that it had incurred significant losses on a consolidated basis. Precision does not expect to incur federal or state tax obligations in 2002 and, therefore, has not recorded a tax provision in the first six months of 2002.

NET LOSS

     Net loss increased 30.6% to $6.8 million in the first six months of 2002 compared to $5.2 million in the first six months of 2001 due primarily to the aforementioned reasons.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased 23.7% to $7.4 million in the first six months of 2002 compared to $9.7 million in the first six months of 2001. The decrease is primarily due to the required adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Goodwill amortization totaled $2.0 million in the first six months of 2001. Also contributing to the decrease in depreciation and amortization expense from the prior year's period was the impairment and disposal of equipment at Galaxy and Certified resulting from the restructurings at those operations and the impairment and eventual disposal of General Automation's production facility in a sale-leaseback transaction.

OUTLOOK

     Weakness in operating results at our power generation and aerospace tooling and component businesses should continue to be partially offset by improved operating results at our automotive and truck component operations. However, as market conditions appear to be difficult for the foreseeable future, particularly in the power generation, commercial aerospace and medical imaging sectors, we now expect our third quarter adjusted EBITDA to be only slightly better than last year's third quarter and our full year adjusted EBITDA to be slightly lower than 2001.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment upon adoption with completion of testing within one year of adoption and at least annually thereafter. The Company, as required, adopted SFAS No. 142 beginning January 1, 2002. Application of the nonamortization provisions of SFAS No. 142 will result in a reduction of amortization expense of approximately $4.0 million in 2002. The Company is testing goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company has completed the first step of the initial required impairment tests of goodwill and has determined that certain subsidiaries with aggregate goodwill of approximately $44.1 million must undergo the second step of the impairment testing process. If any charge results from the second step of the impairment testing it is expected to be substantially less than the aggregate goodwill at these subsidiaries. The Company will complete the second step by December 31, 2002. Any impairment charge will be reflected as the cumulative effect of a change in accounting principle. As the Company has not yet completed the testing, it has not yet determined what the effect of these tests will be on its earnings and financial position. In addition to the transitional test discussed above, the Company will be required to complete its annual goodwill impairment test later in 2002 and there can be no assurance that this will not lead to impairment charges in excess of any that might be required in connection with the transitional testing.

   The following table sets forth the pro forma impact of applying the new non-amortization provisions of SFAS No. 142 on net loss in the first quarter of 2001:


                                For the Three                For the Six
                                 Months Ended                Months Ended
                         --------------------------   -------------------------
                                   June 30,                    June 30,

 (In thousands)                2002        2001            2002         2001
                         (as reported)  (pro forma)   (as reported)  (pro forma)
                         -------------  -----------   -------------  -----------
     Reported net loss     $ (3,198)     $ (2,027)      $ (6,848)      $ (5,243)
     Add back:
      Goodwill amortization      --         1,010             --          2,014
                           --------      --------       --------       --------
     Adjusted net loss     $ (3,198)     $ (1,017)      $ (6,848)      $ (3,229)
                           ========      ========       ========       =========

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 is effective in fiscal years beginning after May 15, 2002. In its Form 10-K for the year ended December 31, 2001, the Company disclosed its intent to classify the loss on the extinguishment of debt as an extraordinary item in the first quarter of 2002 based on the accounting pronouncements in effect at that time; however, as SFAS No. 145 has been issued since that time, the Company has elected to early adopt its provisions as of January 1, 2002. Accordingly, during the first quarter of 2002, the Company recorded the loss on extinguishment of debt relating to its write-off of the unamortized debt issue costs of $0.9 million as a component of interest expense instead of as an extraordinary item as previously required.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the six months ended June 30, 2002 was $3.5 million compared to net cash provided by operating activities of $1.8 million for the six months ended June 30, 2001. This increase primarily reflects a higher net loss, the absence of new customer advances in 2002 and an increase in working capital.

     Net cash provided by investing activities was $0.5 million for the six months ended June 30, 2002 compared to $2.4 million used by investing activities in the comparable period of 2001. The change primarily relates to net proceeds of $2.6 million from the sale of assets held for sale at General Automation and Certified and a decrease in capital expenditures.

     Net cash used in financing activities in the six months ended June 30, 2002 was $8.1 million, primarily reflecting the repayment of outstanding debt and the payment of approximately $3.4 million of financing fees related to the refinancing of Precision's credit facilities completed in February 2002, partially offset by the proceeds from the new financing facilities.

     Precision's principal sources of liquidity are cash flow from operations and available borrowings under its revolving credit facility. Precision expects that its principal liquidity requirements will continue to be working capital, capital expenditures, debt service and required lease payments.

     Precision's credit facilities at June 30, 2002 consisted of a $42.7 million term loan, a $5.950 million capital lease obligation and a $25.0 million revolving credit facility, each maturing on January 31, 2006.

Collectively, these items comprised our senior debt. As of June 30, 2002, Precision had total debt and capital lease obligations outstanding of approximately $151.1 million, primarily consisting of the aggregate principal amount of our $100 million senior subordinated notes, the principal amount of our term loan, the principal amount of our capital lease obligations and $2.5 million of borrowings under our revolving credit facility.

     Our outstanding senior subordinated notes have a face value of $100 million; bear interest at a rate of 12% per annum and mature March 15, 2009. The notes are fully and unconditionally guaranteed by all of our subsidiaries on a joint and several basis. These subsidiary guarantees are unsecured and subordinated in right of payment to each subsidiary guarantor's senior debt.

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

     The new credit agreement consists of a $44.050 million term loan that has been fully drawn and a $25.0 million revolving credit facility. The term loan amortizes over 47 months with quarterly principal payments of 2.5% of the original principal amount in each of quarters three through twelve, 5.0% in each of quarters thirteen through fifteen and 60.0% in quarter sixteen. The first principal payment is due October 1, 2002. Interest on the term loan is payable at an annual rate of LIBOR plus a margin of 5.00%, subject to a minimum interest rate of 10.00% through December 31, 2002, increasing to 11.00% through December 31, 2004 and to 12.00% thereafter. Principal payments totaling $1.380 million were made against the term loan during the first six months of 2002 as required due to certain asset sales.

     The revolving credit facility matures January 1, 2006. Borrowings under this facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory, each as defined in the new credit agreement, and subject to other eligibility requirements and reserves as per the new credit agreement. In certain instances, borrowings under the revolving credit facility can be further restricted due to limitations on Permitted Indebtedness as defined in the indenture related to our senior subordinated notes. Interest on the revolving credit facility is payable at an annual rate of either LIBOR plus a margin of 3.25% or the lender's index rate plus a margin of 1.75%, at Precision's option. There is also an unused facility fee payable at an annual rate of 0.50% on any unused portion of the revolving credit facility. As of August 9, 2002, $15.8 million of undrawn capacity was available for borrowing under the revolving credit facility.

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

     Precision's amortization requirements are limited to the new term loan and capital lease obligations under the new master lease agreement. Our significant contractual obligations from June 30, 2002 are as follows (in thousands):

                        July 1, to
                       December 31,
   (In thousands)           2002        2003     2004      2005      2006    Thereafter
                       ------------  --------  --------  --------  --------  ----------
   Long term debt         $ 1,124     $ 4,405   $ 4,405   $ 7,709  $ 27,530    $100,000

   Capital lease
     obligations          $   149     $   595   $   595   $ 1,041  $  3,570    $     --

   Operating lease
     obligations          $ 1,863     $ 3,204   $ 2,472   $ 2,199  $  1,719    $  2,499

     Precision's other debt service requirements over the next two years consist primarily of interest expense on its outstanding debt and capital lease obligations. Any amounts then outstanding under the new revolving credit agreement are due in 2006. Our other short-term cash needs are expected to consist primarily of working capital requirements and capital expenditures to maintain and expand Precision's manufacturing capabilities. Precision currently expects that its capital expenditures will be between $4.0 million and $5.0 million in 2002, depending on the determination of whether to proceed with certain projects under consideration. These amounts exclude the assets related to the capital lease entered into as discussed above. However, Precision's capital expenditures will be affected by, and may be greater or less than currently anticipated depending upon, among other things, the size and nature of new business opportunities and bank credit limitations. The terms of the new credit agreement limit capital expenditures in 2002 to $5 million, the amounts incurred under the capital lease agreement noted above plus amounts for certain capital expenditure commitments entered into prior to 2002.

     Based upon current operations and the historical results of its subsidiaries, Precision believes that its cash flow from operations, together with available borrowings under its new revolving credit facility, will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled lease payments, and scheduled debt service over the next 12 months. However, there can be no assurance that Precision will generate adequate cash flow. In addition, Precision's ability to repay outstanding debt at maturity may depend on the availability of refinancing. Due to the industry weakness in power generation, commercial aerospace and medical imaging, Precision may be forced to change is operating strategy to remain in compliance with financial covenants. Changes in its strategy may include the sale of assets and substantial reductions in expenses and capital expenditures. At August 9, 2002, Precision had $1.6 million outstanding under its new revolving credit facility and had a cash balance of zero in its bank accounts. Total unused availability at that date is approximately $15.8 million based on the borrowing base formula in the agreement and considering the limits on Permitted Indebtedness as defined and contained in the indenture related to our senior subordinated notes.

INFLATION

     We do not believe that inflation has had a significant impact on our cost of operations.

OTHER CONSIDERATIONS

     PRECISION'S SUBSTANTIAL DEBT AND THE SIGNIFICANT DEMANDS ON ITS CASH RESOURCES COULD AFFECT ITS ABILITY TO MAKE PAYMENTS ON ITS OUTSTANDING DEBT AND ACHIEVE ITS BUSINESS PLAN.

     Substantial Debt. Precision has incurred a substantial amount of indebtedness that requires significant interest payments. As of June 30, 2002, Precision had total consolidated debt of $151.1 million and net interest expense of approximately $4.9 million and $10.4 for the three and six months then ended, respectively. Precision refinanced its senior debt and master lease agreement on February 4, 2002. Subject to the limits contained in the indenture governing Precision's outstanding senior subordinated notes, the new credit and master lease agreements, Precision and its subsidiaries may incur additional indebtedness from time to time to finance capital expenditures, investments or for other general corporate purposes. As of August 9, 2002, $1.6 million was outstanding under the revolving credit facility and the Company had a zero cash balance in its bank accounts.

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

     Precision's largest customer, General Electric Power Systems, accounted for approximately 35% of net sales for the six months ended June 30, 2002, and its top ten customers accounted for approximately 85% of its sales during the same period. The termination by General Electric Power Systems or any one or more of Precision's other top 10 customers of their relationship with Precision or their failure to purchase sufficient quantities from Precision could have a material adverse effect upon Precision's business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     Precision's term loan and capital lease program, as refinanced in February 2002, provide for interest to be charged at LIBOR plus a margin of 5%, subject to a minimum interest rate of 10.00% through December 31, 2002, increasing to 11.00% through December 31, 2004 and to 12.00% thereafter. Because LIBOR plus a margin of 5% is significantly below the floor of 10% currently in effect on the term loan and capital lease arrangement, a 100 basis point change in LIBOR would not currently have an impact on interest expense. However, should LIBOR increase to a point where LIBOR plus the 5% margin equaled or exceeded 10%, based on Precision's level of outstanding borrowings from its term loan and obligations under the capital lease arrangement at August 9, 2002, a 100 basis point increase in interest rate would result in a $0.5 million annual increase in interest expense.

     Precision's revolving line of credit provides for interest to be charged at either the LIBOR rate or a base rate plus, in each case, a margin determined in accordance with the credit agreement. Based on Precision's level of outstanding borrowings under its revolving line of credit as of August 9, 2002, a 100 basis point change in interest rates would result in less than a $0.1 million annual change in interest expense.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

        99.1 Certification pursuant to 18 U.S.C. Section 1350 Adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

        99.2 Certification pursuant to 18 U.S.C. Section 1350 Adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(B)   REPORTS ON FORM 8-K

        None.

                           PRECISION PARTNERS, INC.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PRECISION PARTNERS, INC.

Dated: August 14, 2002                    By: /s/ Frank R. Reilly
                                              ----------------------------------
                                              Frank R. Reilly
                                              Executive Vice President and Chief
                                              Financial Officer