Form 10-Q
period 2002-09-30
PRECISION PARTNERS INC
filed 2002-11-15
CIK 1086478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2002.

                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-33438

                            PRECISION PARTNERS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      22-3639336
---------------------------------           ------------------------------------
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

                                 YES [X] NO [_]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 100 as of October 31, 2002.

                            PRECISION PARTNERS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE NO.

Disclosure Concerning Forward Looking Statements                               3

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of
               September 30, 2002 (Unaudited) and December 31, 2001            4

               Unaudited Condensed Consolidated Statements of Operations
               for the Three and Nine Months Ended September 30, 2002 and
               2001                                                            5

               Unaudited Condensed Consolidated Statements of Cash Flows for
               the Nine Months Ended September 30, 2002 and 2001               6

               Notes to Unaudited Condensed Consolidated Financial Statements  7

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            18

      Item 3.  Quantitative and Qualitative Disclosure of Market Risk         39

      Item 4.  Controls and Procedures                                        40

PART II:  OTHER INFORMATION

      Item 1.  Legal Proceedings                                              41

      Item 2.  Changes in Securities and Use of Proceeds                      41

      Item 3.  Defaults Upon Senior Securities                                41

      Item 4.  Submission of Matters to a Vote of Securities Holders          41

      Item 5.  Other Information                                              41

      Item 6.  Exhibits and Reports on Form 8-K                               41


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

   Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside of our control) that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the ability of management to implement its business strategy; our ability to comply with the covenants in our financing agreements and to service our debts; the highly competitive nature of the precision tooling industry and the intense competition from other makers of precision-machined metal parts, tooling and assemblies, our dependence on certain key customers; our ability to consummate suitable acquisitions, our ability to effectively integrate acquisitions or new production programs, our dependence on certain executive officers; and changes in environmental and other government regulations. We operate in a very competitive environment in which new risks can emerge from time to time. It is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any risk, or a combination of risks, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            Precision Partners, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except for share data)



                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                             2002            2001
                                                                        -------------    ------------
                                                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                            $       1,599    $     11,144
    Trade accounts receivable less allowance for
        doubtful accounts of $776 at September 30,
        2002 and $739 at December 31, 2001                                     21,280          18,465
   Inventories                                                                 13,430          13,813
   Assets held for sale                                                           187           2,825
   Other current assets                                                         1,503             696
                                                                        -------------    ------------

TOTAL CURRENT ASSETS                                                           37,999          46,943

Property, plant, and equipment, at cost, net                                   62,299          64,971
Goodwill, net of accumulated amortization of $11,775 at September 30,
    2002 and December 31, 2001                                                 67,700          67,700
Other assets                                                                    8,141           6,056
                                                                        -------------    ------------
TOTAL ASSETS                                                            $     176,139    $    185,670
                                                                        =============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                     $      12,501    $     13,929
   Accrued expenses                                                            10,083          13,219
   Customer advances                                                            2,934           3,853
   Current portion of long term debt and capital lease obligations              5,017           1,305
   Other current liabilities                                                    2,158           2,531
                                                                        -------------    ------------
TOTAL CURRENT LIABILITIES                                                      32,693          34,837

Long term debt and capital lease obligations, less current portion            150,885         148,645
Non-current deferred income taxes                                                 212             212

Commitments and contingencies

Stockholder's equity (deficit):
     Common stock, $.01 par value; 100 shares authorized, issued and
         outstanding                                                               --              --
     Additional paid in capital                                                48,080          48,076
     Accumulated deficit                                                      (55,731)        (46,100)
                                                                        -------------    ------------
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                                           (7,651)          1,976
                                                                        -------------    ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                    $     176,139    $    185,670
                                                                        =============    ============


    See accompanying notes

                            Precision Partners, Inc.
          Unaudited Condensed Consolidated Statements of Operations
                                 (in thousands)

                                                      Three months ended       Nine months ended
                                                         September 30,           September 30,
                                                     -------------------     ----------------------
                                                       2002        2001         2002         2001
                                                     --------    --------    ---------    ---------

Net sales                                            $ 40,726    $ 42,963    $ 124,101    $ 139,837
Cost of sales                                          33,902      39,685      102,845      117,276
Restructuring charges and impairment of long-lived
    assets                                                (22)      5,150          (34)       5,150
                                                     --------    --------    ---------    ---------

GROSS PROFIT (LOSS)                                     6,846      (1,872)      21,290       17,411
Selling, general and administrative expenses            4,715       6,991       15,601       21,595
Restructuring charges and impairment of long-lived
    assets                                                 --       1,315           --        1,315
                                                     --------    --------    ---------    ---------

OPERATING INCOME (LOSS)                                 2,131     (10,178)       5,689       (5,499)
Interest income                                             4          56           19           74
Interest expense                                       (4,895)     (4,320)     (15,265)     (13,306)
Other expense, net                                        (25)        (16)         (74)        (326)
                                                     --------    --------    ---------    ---------

LOSS BEFORE INCOME TAXES                               (2,785)    (14,458)      (9,631)     (19,057)
Benefit for income taxes                                   --        (642)          --           --
                                                     --------    --------    ---------    ---------

NET LOSS                                             $ (2,785)   $(13,816)   $  (9,631)   $ (19,057)
                                                     ========    ========    =========    =========


 See accompanying notes

                            Precision Partners, Inc.
          Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                              Nine months ended
                                                                                September 30,
                                                                            --------------------
                                                                                2002        2001
                                                                            --------    --------

OPERATING ACTIVITIES
Net loss                                                                    $ (9,631)   $(19,057)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
      Depreciation including amortization of assets under capital leases      11,147      11,595
      Amortization of goodwill                                                    --       2,970
      Amortization and write-off of debt issue costs                           2,234         658
      Impairment of long-lived assets                                             --       5,275
      Loss on disposal of fixed assets                                            27         361
      Gain on disposal of assets held for sale                                   (27)         --
      Changes in operating assets and liabilities:
         Trade accounts receivable                                            (2,773)       (759)
         Inventories                                                             383       2,839
         Other current assets                                                   (807)       (271)
         Other assets                                                           (943)         71
         Accounts payable                                                     (1,428)     (2,960)
         Accrued expenses                                                     (3,136)     (3,281)
         Customer advances                                                      (919)      2,459
         Other current liabilities                                              (373)      1,403
                                                                            --------    --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (6,246)      1,303


INVESTING ACTIVITIES
Proceeds from sale of assets held for sale                                     2,665          --
Proceeds from sale of property, plant and equipment                              131         717
Purchases of property, plant and equipment                                    (2,725)     (3,498)
                                                                            --------    --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               71      (2,781)

FINANCING ACTIVITIES
Repayments of borrowings from revolving line of credit                       (40,476)    (30,338)
Proceeds from revolving line of credit                                        31,530      41,683
Proceeds from term loan                                                       44,050          --
Repayments of long term debt                                                 (35,102)     (5,477)
Contributions of capital                                                           4          13
Payment of debt issue costs                                                   (3,376)         --
                                                                            --------    --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (3,370)      5,881
                                                                            --------    --------
Net (decrease) increase in cash and cash equivalents                          (9,545)      4,403
Cash and cash equivalents, beginning of period                                11,144          --
                                                                            --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  1,599    $  4,403
                                                                            --------    --------

SUPPLEMENTARY INFORMATION FOR THE STATEMENT OF CASH FLOWS:
Interest payments                                                           $ 15,977    $ 16,238
Income tax payments (refunds)                                               $     20    $    (68)
Non-cash investing activity:
    Capital lease obligations                                               $  5,950    $     --
    Short-term receivable (included in accounts receivable) received upon
          sale of fixed assets                                              $     42    $     --


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

   Financial information of the guarantor subsidiaries has been omitted because Precision's outstanding senior subordinated notes are fully, unconditionally and jointly and severally guaranteed by all direct and indirect subsidiaries of Precision. Precision has no operations or assets separate from its investments in its subsidiaries. The indenture governing the outstanding Notes, as well as the agreements governing the credit facilities (described in Note 6), restrict the ability of Precision and its subsidiaries to make dividend payments.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily, and should not be construed as, indicative of the results that may be achieved for a full year.

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

   Galaxy closed one of its two plants in the fourth quarter of 2001. The equipment that was located in the plant that closed was moved prior to December 31, 2001. The following summarizes the accruals remaining at September 30, 2002 related to the charges recorded during 2001 in connection with the restructuring of Galaxy (in thousands):

    Future rent and taxes on plant to be eliminated               $ 466
    Provision for terminating equipment leases                       32
                                                              ----------

    Total restructuring accruals - Galaxy                         $ 498
                                                              ==========

   During the three and nine months ended September 30, 2002, approximately $61,000 and $289,000, respectively, was paid and charged against the above noted accruals. Additionally, management incurred pre-tax cash costs of approximately $75,000 (included in cost of sales) in the first quarter of 2002 to move equipment in connection with the restructuring of Galaxy. Management expects that cash will be expended against the above noted accruals as follows (in thousands):

      Remaining 3 months of year ending December 31, 2002               $  68
      Year ending December 31, 2003                                     $ 178
      Year ending December 31, 2004                                     $ 181
      Year ending December 31, 2005                                     $  71

   Certified has substantially completed the consolidation of its operations into one of its current operating facilities. Equipment to be retained has been relocated from two other operating facilities, both of which are leased. Certified is marketing the equipment which has become excess as a result of this restructuring and has received approximately $240,000 in proceeds from related sales during the first three quarters of 2002. At September 30, 2002, an accrual of approximately $277,000 remains for future rent and taxes on plants consolidated and closed in connection with the 2001 restructuring of Certified.

   During the third quarter of 2002, approximately $62,000 was paid and charged against the above noted accrual. Additionally, management incurred pre-tax cash costs of approximately $434,000 (included in cost of sales) during the first three quarters of 2002 to move equipment in connection with the restructuring of Certified. Management expects that cash will be expended against the above noted accruals as follows (in thousands):

      Remaining 3 months of year ending December 31, 2002         $ 147
      Year ending December 31, 2003                               $ 105
      Year ending December 31, 2004                               $  25

   Additionally, General Automation entered into a contract for the sale and leaseback of its land and building during the fourth quarter of 2001. This transaction closed in March 2002 resulting in a small reduction of the impairment charge for the estimated loss on the sale recorded in the fourth quarter of 2001.

3.  INVENTORIES

   Inventories consist of the following at:

                                    September 30,       December 31,
                                         2002               2001
                                    ---------------    -------------
                                              (In thousands)

                   Raw materials        $ 5,289          $ 4,608
                   Work in process        7,183            6,309
                   Finished goods         2,095            3,407
                                        -------          -------
                                         14,567           14,324
                   Less reserves          1,137              511
                                        -------          -------
                                        $13,430          $13,813
                                        =======          =======



4.  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment, which are valued at cost, consists of the following at:

                                                  September 30,     December 31,
                                                      2002              2001
                                                 ----------------   ------------
                                                           (In thousands)

Leasehold improvements                              $  1,526         $   962
Machinery and equipment                               92,231          90,039
Furniture, fixtures and other                          3,020           3,333
Equipment under capital leases                         5,950              --
                                                    --------         -------
                                                     102,727          94,334
Less accumulated depreciation and amortization        40,428          29,363
                                                    --------         -------
                                                    $ 62,299         $64,971
                                                    ========         =======

5.  ACCRUED EXPENSES

    Accrued expenses consist of the following at:

                                               September 30   December 31
                                                   2002           2001
                                               ------------   -----------
                                                     (In thousands)

         Accrued interest                         $ 1,254       $ 4,147
         Accrued bonuses                            2,002         3,390
         Accrued payroll and other
         employee expenses                          1,931         1,771
         Accrued trade payables                     1,710         1,052
         Accrued professional fees                  1,009           839
         Other                                      2,177         2,020
                                                  -------       -------
                                                  $10,083       $13,219
                                                  =======       =======

6.  DEBT AND CAPITAL LEASE OBLIGATIONS

      Long-term debt and capital lease obligations consists of the following at:

                                                    September 30,   December 31,
                                                        2002           2001
                                                    -------------   ------------
                                                            (In thousands)

Precision Partners, Inc 12% Senior
   Subordinated Notes due 2009, interest due
   semiannually on March 15 and September 15
   commencing on September 15, 1999.                $     100,000   $    100,000

Term loan maturing January 31, 2006 payable
   in quarterly principal payments of 2.5% of
   the original principal amount in each of
   quarters three through twelve, 5.0% in
   each of quarters thirteen through fifteen
   and 60.0% in quarter sixteen. The first
   principal payment is due October 1, 2002.
   Interest is payable at an annual rate of
   LIBOR plus a margin of 5.00%, subject to a
   minimum interest rate of 10.00% through
   December 31, 2002, increasing to 11.00%
   through December 31, 2004 and to 12.00%
   thereafter. The interest rate was 10% at
   September 30, 2002 based on the minimum
   interest rate provision noted above. The
   loan, along with the capital lease
   obligation discussed below, is secured by
   a first priority lien in all assets and
   property of Precision and its subsidiaries
   except for inventories and receivables
   that secure the revolving line of credit
   discussed below, in which the term loan
   and capital lease holders have a second
   priority lien.                                          42,670             --

Capital lease obligation maturing January 31,
   2006 payable in quarterly principal
   payments of 2.5% of the original principal
   amount in each of quarters three through
   twelve, 5.0% in each of quarters thirteen
   through fifteen and 60.0% in quarter
   sixteen. The first principal payment is
   due October 1, 2002. Interest is payable
   at an annual rate of LIBOR plus a margin
   of 5.00%, subject to a minimum interest
   rate of 10.00% through December 31, 2002,
   increasing to 11.00% through December 31,
   2004 and to 12.00% thereafter. The
   interest rate was 10% at September 30,
   2002 based on the minimum interest rate
   provision noted above. This obligation,
   along with the term loan discussed above,
   is secured by a first priority lien in all
   assets and property of Precision and its
   subsidiaries except for inventories and
   receivables that secure the revolving line
   of credit discussed below, in which the
   term loan and capital lease holders have a
   second priority lien.                                    5,950             --

Revolving line of credit with a limit of
   $25.0 million maturing January 31, 2006,
   secured by a first priority lien in all
   inventory and receivables of Precision and
   its subsidiaries and a second priority
   lien in all other assets and property of
   Precision and its subsidiaries. Advances
   under the line are available based upon
   85% of eligible accounts receivable and
   50% of eligible inventories. Interest is
   payable at an annual rate (6.50% as of
   September 30, 2002) of either LIBOR plus a
   margin of 3.25% or the lender's index rate
   plus a margin of 1.75%, at Precision's
   option; and there is a commitment fee of
   0.5% per year based on the unused portion
   of the line, payable quarterly.                          7,265             --

Term loans extinguished in February 2002
   refinancing described below.                                --         33,673

Revolving line of credit extinguished in
   February 2002 refinancing described
   below.                                                      --         16,211

                                                               17             66
                                                    -------------   ------------
Other                                                     155,902        149,950
Less current portion                                        5,017          1,305
                                                    -------------   ------------
Total long-term portion of debt and
   capital lease obligations                        $     150,885   $    148,645
                                                    =============   ============

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

   The new credit agreement consists of a $44.050 million term loan that has been fully drawn and a $25.0 million revolving credit facility. The term loan amortizes over 47 months with quarterly principal payments of 2.5% of the original principal amount in each of quarters three through twelve, 5.0% in each of quarters thirteen through fifteen and 60.0% in quarter sixteen. The first principal payment was made October 1, 2002. Interest on the term loan is payable at an annual rate of LIBOR plus a margin of 5.00%, subject to a minimum interest rate of 10.00% through December 31, 2002, increasing to 11.00% through December 31, 2004 and to 12.00% thereafter. Principal payments totaling $1.380 million were made against the term loan during the first nine months of 2002, as required due to certain asset sales.

   The revolving credit facility matures January 1, 2006. Borrowings under this facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory, each as defined in the new credit agreement, and subject to other eligibility requirements and reserves as per the new credit agreement. In certain instances, borrowings under the revolving credit facility can be further restricted due to limitations on Permitted Indebtedness, as defined in the indenture related to Precision's senior subordinated notes. Interest on the revolving credit facility is payable at an annual rate of either LIBOR plus a margin of 3.25% or the lender's index rate plus a margin of 1.75%, at Precision's option. There is also an unused facility fee payable at an annual rate of 0.50% on any unused portion of the revolving credit facility. As of November 8, 2002, $15.3 million of undrawn capacity was available for borrowing under the revolving credit facility.

   The new master lease agreement has a principal balance of $5.950 million and amortizes over 47 months with principal and interest payable as described above for the new term loan. This lease is being accounted for as a capital lease.

   If Precision's Consolidated Senior Leverage Ratio (as defined in the new credit agreement) exceeds 3.0x for the quarter ending September 30, 2002; 2.5x for the quarters ending December 31, 2002 or March 31, 2003; or 2.25x for any quarter thereafter, then Precision's borrowing rate will increase 200 basis points on an in-kind basis over the otherwise applicable annual rate on the term loan, capital lease obligation and the revolving credit facility. Such in-kind amounts would be payable at the maturity date of the new credit agreement, so long as Precision is not otherwise in default. As of September 30, 2002, based on the Company's calculations, no such change in the Company's borrowing rates is required. Due to the impact of difficult conditions in the power generation industry on Mid State, the borrowing rates may increase in future periods in accordance with certain provisions of the Company's credit facilities mentioned above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook". If Precision has a continuing Event of Default, as defined in the new credit agreement, our borrowing rate will increase 200 basis points over the otherwise applicable annual rates under both the new credit and master lease agreements.

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

   The lenders have a fully perfected first priority security interest in substantially all existing and after-acquired assets of Precision and its subsidiaries (other than inter-company debt). Precision and each of its principal subsidiaries are borrowers under the new credit agreement and each borrower guarantees the obligations of every other borrower. Precision's immediate parent, Precision Partners Holding Company, also guarantees the new credit agreement. Precision is subject to certain financial ratio covenants under the new credit and master lease agreements including, but not limited to, maximum Consolidated Senior Leverage Ratio, minimum Consolidated Senior Interest Coverage Ratio, minimum Consolidated Total Interest Coverage Ratio, minimum Consolidated Fixed Charge Coverage Ratio and maximum Capital Expenditures. If adverse industry conditions in the power generation markets continue as expected, the Company may not be able to comply with the terms and conditions of its credit agreements in future periods. The Company is assessing various alternatives such as asset sales, additional limitations on capital expenditures and reductions of operating expenses to improve its ability to comply with the terms and conditions of its credit agreements. There are mandatory repayment obligations related to certain asset dispositions, sales of equity and a portion of any excess cash flow, as defined. Under certain circumstances, prepayments on the term loan require prepayment premiums of 3.0%, 1.5%, 1.0% and 0.5% of the amounts prepaid in the first, second, third and fourth years, respectively.

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

   Costs and expenses related to the refinancing totaled $4.5 million, of which $1.1 million had been incurred at December 31, 2001. The Company has aggregate unamortized debt issue costs of $7.0 million at September 30, 2002, related to all of its outstanding debt obligations. The costs are being amortized over the life of the related debts. In accordance with the Company's early adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections, the remaining unamortized debt issue costs relating to the obligations repaid via the refinancing have been written off as a component of interest expense in the first quarter of 2002. Such write-off totaled $0.9 million. See Note 9.

7.   LITIGATION

   Precision and its subsidiaries are defendants from time to time in lawsuits and disputes arising in the normal course of business. Management believes that the ultimate outcome of most matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, the following claims, if the judgments or settlements are rendered in favor of the plaintiff and are not covered by insurance, could have a material impact on the Company's financial position, results of operations and cash flows.

   On May 18, 2001, our subsidiary, Galaxy Industries, Inc., was sued by a former temporary employee for work-related injuries. The case, entitled ERIC KELLY VS. GALAXY INDUSTRIES, INC., is pending before Circuit Court, Wayne County, Michigan. Suits involving workplace injuries are normally barred by applicable workers compensation statutes. However, the plaintiff is arguing that he is able to assert a civil action under an exception to the exclusive remedy provision of Michigan's workers compensation act because he claims the injury was intentionally caused by Galaxy. Galaxy denies the plaintiff's assertion. On May 20, 2002, Galaxy's motion for summary judgment was granted as to two counts of the Complaint, but denied with respect to the intentional injury claim. Galaxy has appealed the trial court's denial of its summary judgment motion, which appeal is currently pending. The plaintiff is seeking $10 million in damages. Although our comprehensive general liability insurance policy contains an exception for intentional injuries and leased employees, we believe this case is covered by insurance. We also believe that Galaxy has strong arguments to prevail on the merits of this case.

   On July 31, 2002, Jasco Tools, Inc. filed a complaint for tortious interference against our subsidiary, Nationwide Precision Products Corp. The case, JASCO TOOLS, INC. VS. NATIONWIDE PRECISION PRODUCTS CORP. and SPICER HEAVY AXEL & BRAKE DIVISION OF DANA CORPORATION, is before the New York State Supreme Court, Monroe County, New York. The Complaint arises from the termination of a business contract between Jasco Tools and Dana Corporation, under which Jasco had agreed to perform machining services on components for axle and heavy truck wheel assembly products manufactured by Dana. Jasco contends that prior to the termination of the agreement, two of its employees left Jasco to join Nationwide and that shortly thereafter Dana moved the contract from Jasco to Nationwide as a result of wrongful conduct on the part of both Nationwide and Dana. Specifically, Jasco contends that Nationwide tortiously interfered with Jasco's contract and business relations with Dana and that it misappropriated Jasco's trade secrets allowing it to obtain the Dana contract. It seeks a judgment in the amount of $20.0 million plus interest.

   We believe Nationwide has several strong defenses in this case. In particular, prior to filing this action, Jasco had filed a similar complaint against three of its former employees (two of whom left Jasco to work for Nationwide) asserting claims arising from the same facts alleged in this lawsuit. In the prior suit, all of the claims against the individuals were dismissed on the merits by the trial court, upon motion for the summary judgment. Jasco has appealed from that decision and the matter is now before the Appellate Division, Fourth Department, of the New York State Supreme Court. If the decision dismissing the claims against the individual defendants is affirmed, we believe that Nationwide will have a strong defense of collateral estoppel since the claims in this case arose from the same set of facts that were previously litigated and decided upon in the prior action.

8.  INCOME TAXES

   During the three months ended September 30, 2001 Precision reversed its $0.6 million provision for state taxes based on its expectation certain state tax obligations during the year would not be realized. Precision does not expect to incur federal or significant state tax obligations in 2002 and, therefore, has not recorded a tax provision in the first nine months of the year.

9.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment upon adoption with completion of testing within one year of adoption and at least annually thereafter. The Company, as required, adopted SFAS No. 142 beginning January 1, 2002. Application of the nonamortization provisions of SFAS No. 142 will result in a reduction of amortization expense of approximately $4.0 million in 2002. The Company is performing its initial testing of goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company has determined that certain subsidiaries with aggregate goodwill of approximately $44.1 million must undergo the second step impairment testing process. If any charge is required, it is expected to be less than the aggregate goodwill at these subsidiaries. The steps required by SFAS No. 142 to determine the existence of impairment and the amount of that impairment will be completed in the fourth quarter of 2002. Any impairment charge will be reflected as the cumulative effect of a change in accounting principle. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

   In addition to the transitional test discussed above, the Company will complete its annual goodwill impairment test in the fourth quarter of 2002. Mid State has net goodwill of $23.6 million as of September 30, 2002, which is not included in the $44.1 million undergoing the second step of initial testing. Adverse changes in the power generation market between the January 1, 2002 initial testing date and the October 1, 2002 annual testing date have led to lower operating results and lower forecasted results than anticipated at the initial testing date. As a result, there can be no assurance that Mid State will pass the first step of the October 1, 2002 impairment test. Further, there can be no assurance that the 2002 annual impairment test will not lead to impairment charges at any of our subsidiaries in excess of any that might be required in connection with the transitional testing.

   The following table sets forth the pro forma impact of applying the new non-amortization provisions of SFAS No. 142 on net loss in the relevant periods of 2001:

                                                For the Three                 For the Nine
                                                Months Ended                  Months Ended
                                                September 30,                 September 30,
                                        ---------------------------    ---------------------------
(In thousands)                              2002            2001           2002            2001
                                        (as reported)    (proforma)    (as reported)    (proforma)
                                        -------------    ----------    -------------    ----------

      Reported net loss                       $(2,785)     $(13,816)         $(9,631)     $(19,057)

      Add back: Goodwill amortization              --           956               --         2,970
                                        -------------    ----------    -------------    ----------
      Adjusted net loss                       $(2,785)     $(12,860)         $(9,631)     $(16,087)
                                        =============    ==========    =============    ==========

   In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 is effective in fiscal years beginning after May 15, 2002. In its Form 10-K for the year ended December 31, 2001, the Company disclosed its intent to classify the loss on the extinguishment of debt as an extraordinary item in the first quarter of 2002 based on the accounting pronouncements in effect at that time; however, as SFAS No. 145 has been issued since that time, the Company has elected to early adopt its provisions as of January 1, 2002. Accordingly, the Company has recorded the loss on extinguishment of debt relating to its write-off of the unamortized debt issue costs of $0.9 million as a component of interest expense in the first quarter of 2002 instead of as an extraordinary item as previously required.

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

   Galaxy closed one of its two plants in the fourth quarter of 2001. The equipment that was located in the plant that closed was moved prior to December 31, 2001. The following summarizes the accruals remaining at September 30, 2002 related to the charges recorded during 2001 in connection with the restructuring of Galaxy (in thousands):

    Future rent and taxes on plant to be eliminated               $ 466
    Provision for terminating equipment leases                       32
                                                              ----------

    Total restructuring accruals - Galaxy                         $ 498
                                                              ==========

   During the three and nine months ended September 30, 2002, approximately $61,000 and $289,000, respectively, was paid and charged against the above noted accruals. Additionally, management incurred pre-tax cash costs of approximately $75,000 (included in cost of sales) in the first quarter of 2002 to move equipment in connection with the restructuring of Galaxy. Management expects that cash will be expended against the above noted accruals as follows (in thousands):

      Remaining 3 months of year ending December 31, 2002               $  68
      Year ending December 31, 2003                                     $ 178
      Year ending December 31, 2004                                     $ 181
      Year ending December 31, 2005                                     $  71

   Certified has substantially completed the consolidation of its operations into one of its current operating facilities. Equipment to be retained has been relocated from two other operating facilities, both of which are leased. Certified is marketing the equipment which has become excess as a result of this restructuring and has received approximately $240,000 in proceeds from related sales during the first three quarters of 2002. At September 30, 2002, an accrual of approximately $277,000 remains for future rent and taxes on plants consolidated and closed in connection with the 2001 restructuring of Certified.

   During the third quarter of 2002, approximately $62,000 was paid and charged against the above noted accrual. Additionally, management incurred pre-tax cash costs of approximately $434,000 (included in cost of sales) during the first three quarters of 2002 to move equipment in connection with the restructuring of Certified. Management expects that cash will be expended against the above noted accruals as follows (in thousands):

      Remaining 3 months of year ending December 31, 2002         $ 147
      Year ending December 31, 2003                               $ 105
      Year ending December 31, 2004                               $  25

   Additionally, General Automation entered into a contract for the sale and leaseback of its land and building during the fourth quarter of 2001. This transaction closed in March 2002 resulting in a small reduction of the impairment charge for the estimated loss on the sale recorded in the fourth quarter of 2001.

RESULTS OF OPERATIONS

   The following table sets forth certain unaudited financial information for the periods indicated:

                                            For the Three            For the Nine
                                             Months Ended             Months Ended
                                             September 30,            September 30,
                                        --------------------    ----------------------
(In thousands)                              2002        2001         2002         2001
                                        --------    --------    ---------    ---------

OPERATING DATA:

NET SALES                               $ 40,726    $ 42,963    $ 124,101    $ 139,837

Cost of sales                             33,902      39,685      102,845      117,276

Restructuring charges and
  impairment of long-lived assets            (22)      5,150          (34)       5,150

                                        --------    --------    ---------    ---------

GROSS PROFIT (LOSS)                        6,846      (1,872)      21,290       17,411

Selling, general and
  administrative expenses                  4,715       6,991       15,601       21,595

Restructuring charges and
  impairment of long-lived assets             --       1,315           --        1,315
                                        --------    --------    ---------    ---------

OPERATING INCOME (LOSS)                    2,131     (10,178)       5,689       (5,499)

Interest expense, net                     (4,891)     (4,264)     (15,246)     (13,232)

Other expense, net                           (25)        (16)         (74)        (326)

Benefit for income taxes                      --         642           --           --
                                        --------    --------    ---------    ---------

NET LOSS                                $ (2,785)   $(13,816)   $  (9,631)   $ (19,057)
                                        ========    ========    =========    =========

OTHER FINANCIAL DATA:

Depreciation and amortization           $  3,734    $  4,851    $  11,147    $  14,565
EBITDA (1), (2)                         $  5,865    $ (5,327)   $  16,836    $   9,066
Non-cash impairment and other charges        (22)      9,978          (34)       9,978
                                        --------    --------    ---------    ---------
ADJUSTED EBITDA (1), (2)                $  5,843    $  4,651    $  16,802    $  19,044
                                        ========    ========    =========    =========
Cash flow (used in) provided by
  operating activities                  $ (2,720)   $   (539)   $  (6,246)   $   1,303


(1)EBITDA is defined as operating income plus depreciation and amortization, excluding amortization of debt issue costs. Adjusted EBITDA is defined as EBITDA plus non-cash impairment and other charges. EBITDA and Adjusted EBITDA are not measures of performance under generally accepted accounting principles. While EBITDA and Adjusted EBITDA should not be used in isolation or as a substitute for net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity, management believes that they may be used by certain investors as supplemental information to evaluate a company's financial performance. In addition, the definition of EBITDA and Adjusted EBITDA used in this report may not be comparable to the definition of EBITDA and Adjusted EBITDA used by other companies.

(2)EBITDA for the three and nine months ended September 30, 2001 includes non-cash restructuring, impairment and other charges of approximately $10.0 million consisting of restructuring charges of $1.2 million, impairment of property, plant and equipment of $5.3 million and inventory adjustments of $3.5 million. These amounts have been added back to EBITDA to arrive at Adjusted EBITDA.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES

   Net sales decreased 5.2% to $40.7 million in the third quarter of 2002 compared to $43.0 million in the third quarter of 2001. The decrease is primarily due to a significant reduction of demand for power generation component parts produced by Mid State as power companies rationalize excess capacity and cope with difficult capital market conditions by delaying or canceling the development and building of new power plants. This was offset in part by higher sales at all other operations. Higher sales of heavy truck axle components and other truck and automotive components at Nationwide, heavy construction and off-road diesel engine blocks at Galaxy, aerospace components at Certified and transportation component parts at Gillette provided the most significant improvements.

   As noted in our Form 10-K for the year ended December 31, 2001, the sale of power generation component parts provided a substantial portion of our sales growth in 2001. Based on current industry conditions and sales volumes as of the date of this filing, we currently expect that sales at Mid State in the fourth quarter and full year 2002 will be significantly less than in the comparable periods of 2001. Mid State is pursuing alternative sources of revenue to offset this expected decline, but we currently estimate the decline in sales at Mid State to approximate 40% for the full year with a related negative impact on Mid State's profitability. Mid State could have a similarly significant decline in sales in 2003.

COST OF SALES

   Cost of sales decreased 14.6% to $33.9 million in the third quarter of 2002 compared to $39.7 million in the third quarter of 2001, which included inventory adjustments of $3.5 million. Excluding the inventory adjustments in the prior period, cost of sales decreased 6.3% from $36.2 million in the third quarter of 2001. The decrease is primarily driven by lower sales volume at Mid State in 2002 and the plant consolidation at Galaxy. The three months ended September 30, 2002 includes approximately $0.1 million of costs related to the reorganization and consolidation of plants at Certified.

RESTRUCTURING AND IMPAIRMENT CHARGES AFFECTING GROSS PROFIT

   During the third quarter of 2001, management approved restructuring plans for its Galaxy and Certified operations. In connection with these plans, Precision recorded restructuring and impairment charges that affected gross profit in the amount of $4.5 million. Also during the third quarter of 2001, management determined that General Automation would dispose of certain under-utilized production equipment resulting in an impairment charge of $0.7 million. During the third quarter of 2002, Galaxy sub-leased its abandoned facility. The Company has recorded the $22,000 of sub-lease income received as a credit to the restructuring charges as this was not anticipated when such charges were recorded in 2001.

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

GROSS PROFIT

   Gross profit increased to $6.8 million in the third quarter of 2002 from a loss of $1.9 million in the third quarter of 2001. Excluding the $8.7 million of restructuring and impairment charges and the inventory adjustments recognized in the third quarter of 2001 as discussed above, gross profit remained flat at $6.8 million for the third quarter of 2002 compared to the adjusted gross profit of $6.8 million in the third quarter of 2001. Gross margin increased to 16.8% in the third quarter of 2002 from a gross margin, excluding the items described above, of 15.8% in the comparable period of 2001 due to cost-savings from plant consolidations and the rationalization of certain unprofitable programs. Lower gross profits at Mid State offset significant improvements in gross profits at Nationwide and Galaxy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general, and administrative expenses (SG&A) decreased 32.6% to $4.7 million in the third quarter of 2002 compared to $7.0 million in the third quarter of 2001. The reduction was due to the absence of goodwill amortization and the reduction in other SG&A expenses. The Company ceased amortizing goodwill January 1, 2002, in accordance with the required adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill amortization totaled $1.0 million in the third quarter of 2001. The reduction in other SG&A expenses was driven by cost reductions at Gillette, at Galaxy, reflecting the plant consolidation, and at Mid State, as expense reductions paralleled its sales decline.

RESTRUCTURING AND IMPAIRMENT CHARGES NOT AFFECTING GROSS PROFIT

   During the third quarter of 2001, management approved restructuring plans for its Galaxy and Certified operations. In connection with these plans, Precision recorded restructuring and impairment charges that affected operating loss, but not gross profit in the third quarter of 2001 in the amount of $1.3 million.

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".


OPERATING INCOME

   As a result of all of the foregoing, operating income increased to $2.1 million in the third quarter of 2002 from a loss of $10.2 million in the third quarter of 2001. Excluding the $10.0 million of restructuring and impairment charges and other adjustments impacting the third quarter of 2001 the operating loss for the third quarter of 2001 was $0.2 million compared to operating income of $2.1 million for the third quarter of 2002. The most significant contributions to the improvement in operating income resulted from a substantial reduction in operating losses at Galaxy, as a result of its plant consolidation, the elimination of goodwill amortization and the elimination of a prior period operating loss at Nationwide, which more than offset the decline in operating profits at Mid State.

NET INTEREST EXPENSE

   For the third quarter of 2002, net interest expense increased 14.8% to $4.9 million from $4.3 million for the comparable period of 2001. The increase is attributable to higher average borrowing rates and higher amortization of deferred financing fees relating to Precision's new financing facilities. Amortization of deferred financing fees also increased approximately $0.3 million in the third quarter of 2002 reflecting Precision's new financing facilities. Excluding the non-cash amortization of deferred financing fees, interest expense increased $0.3 million in the third quarter of 2002 versus the comparable period of the prior year.

INCOME TAXES

   Precision does not expect to incur federal or significant state tax obligations in 2002 and, therefore, has not recorded a tax provision in the third quarter of 2002. During the first six months of 2001 Precision recorded a provision for taxes based on its expectation that it would incur certain state tax obligations during that year. At September 30, 2001 Precision no longer expected to incur state tax obligations for the year and therefore reversed the previously recorded tax provision in the third quarter of 2001. Accordingly, Precision recognized a state tax benefit of $0.6 million for the three months ended September 30, 2001.

NET LOSS

   Net loss decreased 79.8% to $2.8 million in the third quarter of 2002 compared to $13.8 million in the third quarter of 2001 due primarily to the aforementioned reasons.

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization decreased 23.0% to $3.7 million in the third quarter of 2002 compared to $4.9 million in the third quarter of 2001. The decrease is primarily due to the required adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Goodwill amortization totaled $1.0 million in the third quarter of 2001. Also contributing to the decrease in depreciation and amortization expense from the prior year's third quarter was the impairment and disposal of equipment at Galaxy and Certified resulting from the restructurings at those operations and the impairment and eventual disposal of General Automation's production facility in a sale-leaseback transaction. The decreases are partially offset by depreciation expense related to equipment leases capitalized as part of the February 2002 refinancing.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES

   Net sales decreased 11.3% to $124.1 million in the first nine months of 2002 compared to $139.8 million in the first nine months of 2001. The decrease is primarily due to a significant decline in demand for power generation component parts produced by Mid State as power companies rationalize excess capacity and cope with difficult capital market conditions by delaying or canceling the development and building of new power plants. The decline at Mid State was partially mitigated by higher sales of heavy truck axle components and other truck and automotive components at Nationwide and General Automation and aerospace related components at Certified, offset by lower business and medical machine component sales at Gillette and Nationwide. The prior year period also includes sales from business lines that were discontinued because they were unprofitable.

   As noted in our Form 10-K for the year ended December 31, 2001, the sale of power generation component parts provided a substantial portion of our sales growth in 2001. Based on current industry conditions and sales volumes as of the date of this filing, we currently expect that sales at Mid State in the fourth quarter and full year 2002 will be significantly less than in the comparable periods of 2001. Mid State is pursuing alternative sources of revenue to offset this expected decline. We currently estimate the decline in sales at Mid State to approximate 40% for the full year with a related negative impact on Mid State's profitability. Mid State could have a similarly significant decline in sales in 2003.

COST OF SALES

   Cost of sales decreased 12.3% to $102.8 million in the first nine months of 2002 compared to $117.3 million in the same period of 2001, which included inventory adjustments of $3.5 million. Excluding these adjustments, cost of sales decreased 9.6% from $113.8 million in 2001 primarily due to the decrease in sales volume at Mid State in 2002 and the plant consolidation at Galaxy. The nine months ended September 30, 2002 include approximately $0.4 million of costs related to the reorganization and consolidation of plants at Certified.

RESTRUCTURING AND IMPAIRMENT CHARGES AFFECTING GROSS PROFIT

   During the third quarter of 2001, management approved restructuring plans for its Galaxy and Certified operations. In connection with these plans, Precision recorded restructuring and impairment charges that affected gross profit in the amount of $4.5 million. Also during the third quarter of 2001, management determined that General Automation would dispose of certain under-utilized production equipment resulting in an impairment charge of $0.7 million and in the fourth quarter of 2001, the Company agreed to a sale and leaseback of General Automation's land and building in a sale-leaseback transaction.

   During the first quarter of 2002, General Automation's land and building and some of the equipment that was impaired as part of the restructurings at Galaxy and Certified were sold. During the third quarter of 2002, Galaxy sub-leased its abandoned facility. The Company has recorded the sub-lease income as a credit to the restructuring charges as this was not anticipated when such charges were recorded in 2001. The aggregate of these items resulted in a credit to restructuring charges of $34,000 for the nine months ended September 30, 2002.

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

GROSS PROFIT

   Gross profit increased 22.3% to $21.3 million in the first nine months of 2002 compared to $17.4 million in the first nine months of 2001. Excluding the $8.7 million of restructuring and impairment charges and the inventory adjustments impacting the nine months ended September 30, 2001 gross profit decreased 18.3% from $26.1 million in the first three quarters of 2001 to $21.3 million in the comparable period of 2002. Gross margin decreased to 17.2% in the first nine months of 2002 from a gross margin, excluding the items described above, of 18.6% in the comparable period of 2001. Lower gross profits primarily reflect the overall lower level of sales at Mid State, which offset the elimination of manufacturing losses at Galaxy and a significant improvement in gross profits at Nationwide.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general, and administrative expenses (SG&A) decreased 27.8% to $15.6 million in the first nine months of 2002 compared to $21.6 million in the first nine months of 2001. The reduction was due to the absence of goodwill amortization and the reduction in other SG&A expenses. The Company ceased amortizing goodwill January 1, 2002, in accordance with the required adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill amortization totaled $3.0 million in the first nine months of 2001. The reduction in other SG&A expenses was driven by cost reductions at Mid State, as expense reductions paralleled its sales and profit decline, at Galaxy reflecting the plant consolidation and at Gillette, the result of an expense reduction program. The first nine months of 2002 also include approximately $0.5 million in corporate expenses related to the evaluation of strategic alternatives.

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

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

OPERATING INCOME

   The most significant contributions to the improvement of operating income were the substantial reduction in operating losses at Galaxy. Additionally, the elimination of goodwill amortization and the elimination of operating losses at Nationwide more than offset the decline in profits at Mid State. As a result of all of the foregoing, operating income increased to $5.7 million in the first nine months of 2002 from a loss of $5.5 million in the comparable period of 2001. Excluding the $10.0 million of restructuring and impairment charges and other adjustments impacting the first nine months of 2001 as discussed above, operating income for the first nine months of 2002 increased 27.0% from $4.5 million in the comparable period of 2001.

NET INTEREST EXPENSE

   For the first nine months of 2002, net interest expense increased 15.2% to $15.2 million from $13.2 million for the comparable period of 2001. The increase is partly attributable to the write-off of deferred financing fees of $0.9 million related to debts that were refinanced in February 2002. The Company elected to early adopt SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections, and accordingly, the Company has recorded the loss on extinguishment of debt relating to its write-off of the unamortized debt issue costs as a component of interest expense instead of as an extraordinary item as previously required. Amortization of deferred financing fees also increased approximately $0.7 million in the first nine months of 2002 reflecting Precision's new financing facilities. Excluding the non-cash write-off and amortization of deferred financing fees, interest expense increased $0.4 million in the first nine months of 2002 compared to the first nine months of 2001 due to higher average borrowing rates.

INCOME TAXES

   Precision does not expect to incur federal or significant state tax obligations in 2002 and, therefore, has not recorded a tax provision in the third quarter of 2002. During the first six months of 2001 Precision recorded a provision for taxes based on its expectation that it would incur certain state tax obligations during that year. At September 30, 2001 Precision no longer expected to incur state tax obligations for the year and therefore reversed the previously recorded tax provision in the third quarter of 2001.

NET LOSS

   Net loss decreased 49.5% to $9.6 million in the first nine months of 2002 compared to $19.1 million in the first nine months of 2001 due primarily to the aforementioned reasons.

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization decreased 23.5% to $11.1 million in the first nine months of 2002 compared to $14.6 million in the first nine months of 2001. The decrease is primarily due to the required adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Goodwill amortization totaled $3.0 million in the first nine months of 2001. Also contributing to the decrease in depreciation and amortization expense from the prior year period was the impairment and disposal of equipment at Galaxy and Certified resulting from the restructurings at those operations and the impairment and eventual disposal of General Automation's production facility in a sale-leaseback transaction. The decreases are partially offset by depreciation expense related to equipment leases capitalized as part of the February 2002 refinancing.

OUTLOOK

   Improved sales of automotive, truck, aerospace and mass-transit components should only partially offset the continuing weakness in the power generation marketplace and a two-week shut down at a major customer's plant expected in December. As a result, we now expect our fourth quarter sales and

Adjusted EBITDA to be substantially lower than last year's fourth quarter and our full year sales and Adjusted EBITDA to be approximately 12% lower than 2001. Our fourth quarter and full year net income could also be negatively impacted by charges related to the impairment of goodwill as we complete the initial and 2002 annual testing required by SFAS No. 142, Goodwill and Other Intangible Assets."

IMPACT OF NEW ACCOUNTING STANDARDS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment upon adoption with completion of testing within one year of adoption and at least annually thereafter. The Company, as required, adopted SFAS No. 142 beginning January 1, 2002. Application of the nonamortization provisions of SFAS No. 142 will result in a reduction of amortization expense of approximately $4.0 million in 2002. The Company is performing its initial testing of goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company has determined that certain subsidiaries with aggregate goodwill of approximately $44.1 million must undergo the second step impairment testing process. If any charge is required, it is expected to be less than the aggregate goodwill at these subsidiaries. The steps required by SFAS No. 142 to determine the existence of impairment and the amount of that impairment will be completed in the fourth quarter of 2002. Any impairment charge will be reflected as the cumulative effect of a change in accounting principle. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

   In addition to the transitional test discussed above, the Company will complete its annual goodwill impairment test in the fourth quarter of 2002. Mid State has net goodwill of $23.6 million as of September 30, 2002, which is not included in the $44.1 million undergoing the second step of initial testing. Adverse changes in the power generation market between the January 1, 2002 initial testing date and the October 1, 2002 annual testing date have led to lower operating results and lower forecasted results than anticipated at the initial testing date. As a result, there can be no assurance that Mid State will pass the first step of the October 1, 2002 impairment test. Further, there can be no assurance that the 2002 annual impairment test will not lead to impairment charges at any of our subsidiaries in excess of any that might be required in connection with the transitional testing.

   The following table sets forth the pro forma impact of applying the new non-amortization provisions of SFAS No. 142 on net loss in the relevant periods of 2001:

                              For the Three                 For the Nine
                              Months Ended                  Months Ended
                              September 30,                 September 30,
                       --------------------------    --------------------------

     (In thousands)         2002          2001            2002          2001
                       (as reported)   (pro forma)   (as reported)   (pro forma)
                       -------------   ----------    -------------   ----------

Reported net loss         $(2,785)       $(13,816)      $(9,631)       $(19,057)
                          -------        --------       -------        --------
Add back:
Goodwill amortization          --             956            --           2,970
                          -------        --------       -------        --------

Adjusted net loss         $(2,785)       $(12,860)      $(9,631)       $(16,087)
                          =======        ========       =======        ========

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

LIQUIDITY AND CAPITAL RESOURCES

   Net cash used in operating activities for the nine months ended September 30, 2002 was $6.2 million compared to net cash provided by operating activities of $1.3 million for the nine months ended September 30, 2001. This increase primarily reflects the absence of new customer advances in 2002 and an increase in working capital.

   Net cash provided by investing activities was $0.1 million for the nine months ended September 30, 2002 compared to $2.8 million used by investing activities in the comparable period of 2001. The change primarily relates to net proceeds of $2.6 million from the sale of assets held for sale at General Automation and Certified in 2002 and a decrease in capital expenditures.

   Net cash used in financing activities in the nine months ended September 30, 2002 was $3.4 million, primarily reflecting the repayment of outstanding debt and the payment of approximately $3.4 million of financing fees related to the refinancing of Precision's credit facilities completed in February 2002, offset by the proceeds from the new financing facilities.

   Precision's principal sources of liquidity are cash generated by its subsidiaries and available borrowings under its revolving credit facility. Precision expects that its principal liquidity requirements will continue to be working capital, capital expenditures, debt service and required lease payments.

   Precision's credit facilities at September 30, 2002 consisted of a $42.7 million term loan, a $5.950 million capital lease obligation and a $25.0 million revolving credit facility, each maturing on January 31, 2006. Collectively, these items comprised our senior debt. As of September 30, 2002, Precision had total debt and capital lease obligations outstanding of approximately $155.9 million, primarily consisting of the aggregate principal amount of our $100 million senior subordinated notes, the principal amount of our term loan, the principal amount of our capital lease obligations and $7.3 million of borrowings under our revolving credit facility.

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

   The new credit agreement consists of a $44.050 million term loan that has been fully drawn and a $25.0 million revolving credit facility. The term loan amortizes over 47 months with quarterly principal payments of 2.5% of the original principal amount in each of quarters three through twelve, 5.0% in each of quarters thirteen through fifteen and 60.0% in quarter sixteen. The first principal payment was made October 1, 2002. Interest on the term loan is payable at an annual rate of LIBOR plus a margin of 5.00%, subject to a minimum interest rate of 10.00% through December 31, 2002, increasing to 11.00% through December 31, 2004 and to 12.00% thereafter. Principal payments totaling $1.380 million were made against the term loan during the first nine months of 2002 as required due to certain asset sales.

   The revolving credit facility matures January 1, 2006. Borrowings under this facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory, each as defined in the new credit agreement, and subject to other eligibility requirements and reserves as per the new credit agreement. In certain instances, borrowings under the revolving credit facility can be further restricted due to limitations on Permitted Indebtedness as defined in the indenture related to our senior subordinated notes. Interest on the revolving credit facility is payable at an annual rate of either LIBOR plus a margin of 3.25% or the lender's index rate plus a margin of 1.75%, at Precision's option. There is also an unused facility fee payable at an annual rate of 0.50% on any unused portion of the revolving credit facility. As of November 8, 2002, $15.3 million of undrawn capacity was available for borrowing under the revolving credit facility.

   The new master lease agreement has a principal balance of $5.950 million and amortizes over 47 months with principal and interest payable as described above for the new term loan. This lease is being accounted for as a capital lease.

   If Precision's Consolidated Senior Leverage Ratio (as defined in the new credit agreement) exceeds 3.0x for the quarter ending September 30, 2002; 2.5x for the quarters ending December 31, 2002 or March 31, 2003; or 2.25x for any quarter thereafter, then Precision's borrowing rate will increase 200 basis points on an in-kind basis over the otherwise applicable annual rate on the term loan, capital lease obligation and the revolving credit facility. Such in-kind amounts would be payable at the maturity date of the new credit agreement, so long as Precision is not otherwise in default. As of September 30, 2002, based on the Company's calculations, no such change in the Company's borrowing rates is required. Due to the impact of difficult conditions in the power generation industry on Mid State, the borrowing rates may increase in future periods in accordance with certain provisions of the Company's credit facilities mentioned above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook". If Precision has a continuing Event of Default, as defined in the new credit agreement, our borrowing rate will increase 200 basis points over the otherwise applicable annual rates under both the new credit and master lease agreements.

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

   The lenders have a fully perfected first priority security interest in substantially all existing and after-acquired assets of Precision and its subsidiaries (other than intercompany debt). Precision and each of its principal subsidiaries are borrowers under the new credit agreement and each borrower guarantees the obligations of every other borrower. Precision's immediate parent, Precision Partners Holding Company, also guarantees the new credit agreement. Precision is subject to certain financial ratio covenants under the new credit and master lease agreements including, but not limited to, maximum Consolidated Senior Leverage Ratio, minimum Consolidated Senior Interest Coverage Ratio, minimum Consolidated Total Interest Coverage Ratio, minimum Consolidated Fixed Charge Coverage Ratio and maximum Capital Expenditures. If adverse industry conditions in the power generation markets continue as expected, the Company may not be able to comply with the terms and conditions of its credit agreements in future periods. The Company is assessing various alternatives such as asset sales, additional limitations on capital expenditures and reductions of operating expenses to improve its ability to comply with the terms and conditions of its credit agreements. There are mandatory repayment obligations related to certain asset dispositions, sales of equity and a portion of any excess cash flow, as defined. Under certain circumstances, prepayments on the term loan require prepayment premiums of 3.0%, 1.5%, 1.0% and 0.5% of the amounts prepaid in the first, second, third and fourth years, respectively.

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

   Precision's amortization requirements are limited to the new term loan and capital lease obligations under the new master lease agreement. Our significant contractual obligations from September 30, 2002 are as follows (in thousands):

                             October 1, to
                              December 31,
(In thousands)                    2002        2003     2004     2005      2006    Thereafter
                             -------------   ------   ------   ------   -------   -----------
Long term debt                   $1,118      $4,405   $4,405   $7,709   $32,315     $100,000

Capital lease obligations        $  149      $  595   $  595   $1,041   $ 3,570     $     --

Operating lease obligations      $  928      $3,204   $2,472   $2,199   $ 1,719     $  2,499

   Precision's other debt service requirements over the next two years consist primarily of interest expense on its outstanding debt and capital lease obligations. Any amounts then outstanding under the new revolving credit agreement are due in 2006. Our other short-term cash needs are expected to consist primarily of working capital requirements and capital expenditures to maintain and expand Precision's manufacturing capabilities. Precision currently expects that its capital expenditures will be approximately $4.0 million in 2002, depending on the determination of whether to proceed with certain projects under consideration. These amounts exclude the assets related to the capital lease entered into as discussed above. However, Precision's capital expenditures will be affected by, and may be greater or less than currently anticipated depending upon, among other things, the size and nature of new business opportunities and bank credit limitations. The terms of the new credit agreement limit capital expenditures in 2002 to $5.0 million, the amounts incurred under the capital lease agreement noted above plus amounts for certain capital expenditure commitments entered into prior to 2002.

   Precision's ability to fund its operations and to meet its anticipated requirements for working capital, capital expenditures, scheduled lease payments, and scheduled debt service over the next 12 months is dependent on its continued ability to comply with its financial covenants and to borrow under its revolving credit facility. If adverse industry conditions in the power generation markets continue as expected, the Company may not be able to comply with the terms and conditions of its credit agreements in future periods. The Company is assessing various alternatives such as asset sales, additional limitations on capital expenditures and reductions of operating expenses to improve its ability to comply with the terms and conditions of its credit agreements. In addition, Precision's ability to repay outstanding debt at maturity may depend on the availability of refinancing. At November 8, 2002, Precision had $4.7 million outstanding under its new revolving credit facility. Total unused availability at that date is approximately $15.3 million based on the borrowing base formula in the agreement and considering the limits on Permitted Indebtedness as defined and contained in the indenture related to our senior subordinated notes.

INFLATION

   We do not believe that inflation has had a significant impact on our cost of operations.

OTHER CONSIDERATIONS

 PRECISION'S SUBSTANTIAL DEBT AND THE SIGNIFICANT DEMANDS ON ITS CASH RESOURCES COULD AFFECT ITS ABILITY TO MAKE PAYMENTS ON ITS OUTSTANDING DEBT AND ACHIEVE ITS BUSINESS PLAN.

   Substantial Debt. Precision has incurred a substantial amount of indebtedness that requires significant interest payments. As of September 30, 2002, Precision had total consolidated debt of $155.9 million and net interest expense of approximately $4.9 million and $15.2 million for the three and nine months then ended, respectively. Precision refinanced its senior debt and master lease agreement on February 4, 2002. Subject to the limits contained in the indenture governing Precision's outstanding senior subordinated notes, the new credit and master lease agreements, Precision and its subsidiaries may incur additional indebtedness from time to time to finance capital expenditures, investments or for other general corporate purposes. As of November 8, 2002, $4.7 million was outstanding under the revolving credit facility.

   Demands on Cash Resources. Precision has substantial demands on its cash resources in addition to operating expenses and interest expense on the senior subordinated notes, including, among others, interest and amortization payments under its new credit and master lease agreements. See "Liquidity and Capital Resources" above.

   Effects on Precision's Business Strategy. Precision's level of indebtedness and the corresponding demands on its cash resources could have important effects on Precision's business. For example, these demands could, among other things:

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

      o  merge, consolidate or amalgamate with another company; and

      o  transfer or sell assets.

   Credit Facilities and Master Lease. Precision's credit facilities, and the master lease also contain similar covenants, as well as a restriction on acquisitions and a number of financial covenants requiring Precision to meet financial ratios and financial condition tests. If adverse industry conditions in the power generation markets continue as expected, the Company may not be able to comply with the terms and conditions of its credit agreements in future periods. The Company is assessing various alternatives such as asset sales, additional limitations on capital expenditures and reductions of operating expenses to improve its ability to comply with the terms and conditions of its credit agreements. Precision's ability to borrow under its revolving credit facility depends upon satisfaction of these covenants and borrowing base requirements. Precision's ability to meet these covenants and requirements can be affected by events beyond its control. There can be no assurance that Precision will meet these requirements.

   Effect of Future Breach. Precision's failure to comply with the obligations and covenants in the credit facilities, the master lease or the indenture could result in an event of default under one or more of those agreements that, if not cured or waived, could terminate its ability to borrow under the revolving credit facility, could preclude its ability to make scheduled payments on the relevant debt or other debt instruments, could permit acceleration of the relevant debt and acceleration of debt under other instruments and could permit foreclosure on any collateral granted.

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

   Precision's largest customer, General Electric Power Systems, accounted for approximately 32% of net sales for the nine months ended September 30, 2002, and its top ten customers accounted for approximately 83% of its sales during the same period. The termination by General Electric Power Systems or any one or more of Precision's other top 10 customers of their relationship with Precision or their failure to purchase sufficient quantities from Precision could have a material adverse effect upon Precision's business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

   Precision's term loan and capital lease program, as refinanced in February 2002, provide for interest to be charged at LIBOR plus a margin of 5%, subject to a minimum interest rate of 10.00% through December 31, 2002, increasing to 11.00% through December 31, 2004 and to 12.00% thereafter. Because LIBOR plus a margin of 5% is significantly below the floor of 10% currently in effect on the term loan and capital lease arrangement, a 100 basis point change in LIBOR would not currently have an impact on interest expense. However, should LIBOR increase to a point where LIBOR plus the 5% margin equaled or exceeded 10%, based on Precision's level of outstanding borrowings from its term loan and obligations under the capital lease arrangement at November 8, 2002, a 100 basis point increase in interest rate would result in a $0.5 million annual increase in interest expense.

   Precision's revolving line of credit provides for interest to be charged at either the LIBOR rate or a base rate plus, in each case, a margin determined in accordance with the credit agreement. Based on Precision's level of outstanding borrowings under its revolving line of credit as of November 8, 2002, a 100 basis point change in interest rates would result in less than a $0.1 million annual change in interest expense.

   If Precision is unable to meet the quarterly Senior Leverage Ratio threshold as described in Note 6 to the financial statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", its borrowing rates would increase by 200 basis points on an in-kind basis over the otherwise applicable annual rate on its term loan, capital lease obligations and revolving line of credit. Based on Precision's level of outstanding borrowings under these agreements at November 8, 2002, a 200 basis points increase in the Company's borrowing rates would result in $1.0 million annual change in interest expense. Cash payments on this 200 basis point increase would be due at the maturity of the credit agreement so long as Precision is not otherwise in default.

   Further, if Precision's lenders are unable to syndicate the revolving credit facility, the lenders have the right to make certain revisions to the terms (See
Note 6 to the financial statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") including increases in interest rates on borrowings under the revolving credit facility. If this were to occur, management estimates that the increase in annual interest expense, based on borrowings outstanding at November 8, 2002, would be less than $0.1 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

   An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on their evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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


                                        PRECISION PARTNERS, INC.


Dated:  November 14, 2002               By: /s/ Frank R. Reilly
                                            ------------------------------------
                                            Frank R. Reilly
                                            Executive Vice President and
                                            Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                            RULE 13A-14 OR 15-D14 OF
                      THE SECURITIES EXCHANGE ACT OF 1934,
                               ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John G. Raos, certify that to my knowledge:

1.    I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Precision
      Partners, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John G. Raos
-----------------------
John G. Raos
Chief Executive Officer
November 14, 2002

                            CERTIFICATION PURSUANT TO
                            RULE 13A-14 OR 15-D14 OF
                      THE SECURITIES EXCHANGE ACT OF 1934,
                               ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Frank R. Reilly, certify that to my knowledge:

1.    I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Precision
      Partners, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Frank R. Reilly
-----------------------
Frank R. Reilly
Chief Financial Officer
November 14, 2002